Form 10-Q
period 1995-03-31
SUNSTYLE CORP
filed 1997-05-02
CIK 839219

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                       March 31, 1995


Commission File Number      0-17165


                      SUNSTYLE CORPORATION
     (Exact name of registrant as specified in its charter)

          Florida                                 59-2905386
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


36460 US 19N Palm Harbor, Florida                        34684
(Address of principal executive offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code 813) 789-8899


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X     No

                                                 Number of Shares
     Title of Each Class                          March 31, 1995
     -------------------                         ----------------
     Common Stock, $.10 par value                   1,096,014

     Name of Each Exchange on Which Registered:
     ------------------------------------------

     None
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                       March 31,    December 31,
                                         1995           1994
                                     -----------    ------------
                                     (Unaudited)      (Audited)
     ASSETS

Cash                                                    $       99,067    $
101,296
Notes Receivable                           7,863           8,036
Property and Equipment, Net               67,304          68,959
                                     -----------     -----------

     Total Assets                    $   174,234     $   178,291
                                     ===========     ===========




     LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent       $   255,000     $   255,000
Interest Payable to Former Parent         72,482          66,302
Accounts Payable and Accrued Expenses     26,664          26,664
                                     -----------     -----------

     Total Liabilities                   354,146         347,966
                                     -----------     -----------

Commitments and Contingencies

Stockholders' Deficit:
 Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                     109,601         109,601
 Additional Paid-in Capital            1,341,221       1,341,221
 Accumulated Deficit                 (1,630,734)     (1,620,497)
                                     -----------     -----------

     Total Stockholders' Deficit       (179,912)       (169,675)
                                     -----------     -----------
     Total Liabilities and
      Stockholders' Deficit          $   174,234     $   178,291
                                     ===========     ===========

          The accompany notes are an integral part of
                  these consolidated financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,


                                          1995         1994
                                       -----------  -----------
Revenues:
    Interest Income                    $     2,104  $       508
                                       -----------  -----------

                                             2,104          508
                                       -----------  -----------

Costs and Expenses:
 General and Administrative                  6,162        3,939
 Interest                                    6,179        4,626
                                       -----------  -----------

                                            12,341        8,565
                                       -----------  -----------

Net Income (Loss)                     $   (10,237) $    (8,057)
                                       ===========  ===========

Net Income (Loss) Per share           $      (.01)  $      (.01)
                                       ===========  ===========















          The accompany notes are an integral part of
            these consolidated financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                   FOR THE THREE MONTHS ENDED MARCH 31,

                                          1995         1994
                                       -----------  -----------

Cash Flows from Operating Activities:
 Net Income (Loss)                    $   (10,237) $    (8,057)
                                       -----------  -----------
 Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Depreciation                            1,655        1,655
     (Increase) Decrease in Operating Assets:
      Notes Receivable                         173          454
     Increase (Decrease) in Operating
      Liabilities:
        Interest Payable to Former Parent    6,180        4,463
                                       -----------  -----------
          Total Adjustments                  8,008        6,572
                                       -----------  -----------
Net Cash Provided by (Used in) Operating
 Activities                                (2,229)      (1,485)
                                       -----------  -----------
Cash Flows from Financing Activities:
 Principal Reduction on Notes Payable
   to Banks                                                   0  (821)
                                       -----------  -----------
Net Cash Used in Financing Activities            0        (821)
                                       -----------  -----------
Net Decrease in Cash                       (2,229)      (2,306)

Cash at Beginning of Period                101,296      118,949
                                       -----------  -----------
Cash at End of Period                  $    99,067  $   116,643
                                       ===========  ===========
Supplemental Disclosures of Cash Flow
 Information:
   Cash Paid During the Three Months for
     Interest                          $         0  $       164
                                       ===========  ===========



          The accompany notes are an integral part of
            these consolidated financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                              March 31, 1995

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

     Reclassification

     Certain items in the 1994 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1995 statements.

     Federal and State Income Taxes

     Substantial losses have been sustained by the Company which raises considerable doubt as to its ability to continue operations. As a result of the above, it is unlikely that the Company will be able to benefit from the approximately $2,910,500 in tax loss carry forwards available as of December 31, 1994. Therefore, no provision has been made in these statements for any deferred tax benefit.

NOTE 2 - CONTINGENCIES AND OTHER EVENTS:

     The Company is negotiating the settlement of its outstanding debt to its former Parent. Although it is possible that a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at March 31, 1995, of $179,912. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                              March 31, 1995

Results of Operations

     For the Three Months Ended March 31, 1995 and 1994:

     Interest income increased from $508 for the three months ended March 31, 1994, to $2,105 for the three months ended March 31, 1995. Interest expense increased from $4,626 for the three months ended March 31, 1994, to $6,179 for the three months ended March 31, 1995. General and administrative expenses increased from $3,939 for the three months ended March 31, 1994, to $6,162 for the three months ended March 31, 1995. As a result of the above, the Company had a net loss of $10,237 in 1995 compared to a net loss of $8,057 in 1994.

Liquidity and Capital Resources

     Due to continuing losses in a depressed market, the Company ceased construction activities and terminated all employees during May of 1991. All remaining real estate assets were sold. The Company's only remaining physical asset is its office building and storage lockers.

     The Company's liabilities are primarily to its former Parent in the form of an unsecured note ($255,000), interest on the note and other payables. The Company is currently negotiating the settlement of its outstanding debt to its former Parent. Although it is possible that a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at March 31, 1995, of $179,912. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.
                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUNSTYLE CORPORATION
                                      (Registrant)


Date:  June 20, 1996          By:  /s/Ralph W. Quartetti
                                   -----------------------------
                                   Ralph W. Quartetti, President
                                   Chief Executive Officer and
                                   Chief Financial Officer