Form 10-Q
period 1995-06-30
SUNSTYLE CORP
filed 1997-05-02
CIK 839219

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended             June 30, 1995


Commission File Number      0-17165


                      SUNSTYLE CORPORATION
     (Exact name of registrant as specified in its charter)

          Florida                                59-2905386
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


36460 US 19N Palm Harbor, Florida                 34684
(Address of principal executive offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code    (813) 789-8899


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No

     Title of Each Class                         Number of Shares
                                                   June 30, 1995

     Common Stock, $.10 par value                     1,096,014

     Name of Each Exchange on Which Registered:

     None
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                      June 30,     December 31,
                                        1995           1994
                                      (Unaudited)    (Audited)
    ASSETS

Cash                                                  $       97,667      $
101,296
Notes Receivable                           7,862         8,036
Property and Equipment, Net               65,649        68,959

      Total Assets                   $   171,178   $   178,291




    LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent       $   255,000   $   255,000
Interest Payable to Former Parent         78,840        66,302
Accounts Payable and Accrued Expenses     26,664        26,664
      Total Liabilities                  360,504       347,966


Commitments and Contingencies

Stockholders' Deficit:
 Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                     109,601       109,601
 Additional Paid-in Capital            1,341,221     1,341,221
 Accumulated Deficit                   (1,640,148)   (1,620,497)

      Total Stockholders' Deficit        (189,326)     (169,675)
      Total Liabilities and
         Stockholders' Deficit       $   171,178   $   178,291






              The accompanying notes are an integral part of
                 these consolidated financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,


                                         1995          1994

Revenues:
 Interest Income                      $    3,308    $      526

                                           3,308           526

Costs and Expenses:
 Audit Expense                             1,400         1,400
 General and Administrative                9,021         5,862
 Interest                                 12,538         9,220

                                          22,959        16,482

Net Income (Loss)                      $  (19,651)   $  (15,956)

Net Income (Loss) Per Share            $     (.02)   $     (.01)

















              The accompanying notes are an integral part of
                 these consolidated financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30,


                                         1995          1994

Revenues:
 Interest Income                      $    1,204    $       18

                                           1,204            18

Costs and Expenses:
 Audit Expense                             1,400         1,400
 General and Administrative                2,859         1,923
 Interest                                  6,359         4,594

                                          10,618         7,917

Net Income (Loss)                      $   (9,414)   $   (7,899)

Net Income (Loss) Per Share            $     (.01)   $     (.01)



















              The accompanying notes are an integral part of
                 these consolidated financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                     FOR THE SIX MONTHS ENDED JUNE 30,


                                         1995          1994

Cash Flows from Operating Activities:
 Net Income (Loss)                     $  (19,651)   $  (15,956)
 Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Depreciation                          3,310         3,310
     (Increase) Decrease in Operating Assets:
      Notes Receivable                       174         1,280
     Increase (Decrease) in Operating
      Liabilities:
        Interest Payable to
          Former Parent                   12,538         8,926

          Total Adjustments               16,022        13,516

Net Cash Provided by (Used In) Operating
 Activities                                (3,629)       (2,440)

Cash Flows from Financing Activities:
 Principal Reduction on Notes Payable
        to     Banks                                                      0
(1,661)

Net Cash Used in Financing Activities          0         (1,661)

Net Increase (Decrease) in Cash            (3,629)       (4,101)

Cash at Beginning of Period              101,296       118,949

Cash at End of Period                 $   97,667    $  114,848

Supplemental Disclosures of Cash Flow
 Information:
   Cash Paid During the Three Months for
     Interest                         $        0    $      131




              The accompanying notes are an integral part of
                 these consolidated financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                               June 30, 1995
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

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

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1995, of $189,326. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.
             SUNSTYLE CORPORATION AND SUBSIDIARIES

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

                         June 30, 1995

Results of Operations

     For the Three Months Ended June 30, 1995 and 1994:

     In 1995, the Company had interest income of $1,204 compared to $18 in 1994. General and administrative expenses were $2,859 in 1995 compared to $1,923 in 1994 and interest expense was $6,359 in 1995 compared to $4,594 in 1994. As a result of the above, the Company had a net loss in 1995 of $9,414 compared to a net loss in 1994 of $7,899.

     For the Six Months Ended June 30, 1995 and 1994:

     In 1995, the Company had interest income of $3,308 compared to $526 in 1994. General and administrative expenses were $9,021 in 1995 compared to $5,862 in 1994 and interest expense was $12,538 in 1995 compared to $9,220 in 1994. As a result of the above, the Company had a net loss in 1995 of $19,651 compared to a net loss in 1994 of $15,956.


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

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1995, of $189,326. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SUNSTYLE CORPORATION
                                           (Registrant)


Date:                                 By:  /s/Ralph W. Quartetti
                                           Ralph W. Quartetti, President
                                           Chief Executive Officer and
                                           Chief Financial Officer