Form 10-Q
period 1995-09-30
SUNSTYLE CORP
filed 1997-05-02
CIK 839219

Use NO letterheadMay 2, 1997



Securities and Exchange Commission
Attention:  Filing Desk, Stop 1-4
450 Fifth Street Northwest
Washington, DC  20549-1004

Re:       Sunstyle Corporation
     Form 10-Q, File Number 0-17165

Gentlemen:

On behalf of Sunstyle Corporation, pursuant to the filing requirements of the Securities Exchange Act of 1934, enclosed are eight (8) copies of the quarterly report on Form 10-Q for the period ended September 30, 1995, one copy of which has been manually signed.

Please acknowledge receipt of this report by signing and date stamping the enclosed copy of this letter and returning same in the enclosed postage-paid reply envelope.

Sincerely,



George D. Shaeffer

GS/cd

Enclosures

cc:       Ralph Quartetti
     Jeff Julien
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      September 30, 1995


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

     Title of Each Class                       Number of Shares
                                              September 30, 1995

     Common Stock, $.10 par value                  1,096,014

     Name of Each Exchange on Which Registered:

     None

                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                   September 30,   December 31,
                                       1995           1994
                                     (Unaudited)    (Audited)
    ASSETS

Cash                               $     204,056  $     101,296
  Notes Receivable                         7,726          8,036
Property and Equipment, Net                    0         68,959

      Total Assets                 $     211,782  $     178,291




    LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent     $     255,000  $     255,000
Interest Payable to Former Parent         85,006         66,302
Accounts Payable and
 Accrued Expenses                         17,500         26,664

      Total Liabilities                  357,506        347,966


Commitments and Contingencies

Stockholders' Deficit:
 Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                     109,601       109,601
 Additional Paid-in Capital            1,341,221     1,341,221
 Accumulated Deficit                   (1,596,546)   (1,620,497)

      Total Stockholders' Deficit        (145,724)     (169,675)
      Total Liabilities and
         Stockholders' Deficit      $     211,782$     178,291





              The accompanying notes are an integral part of
                        these financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                         1995          1994

Revenues:
 Gain on Sale of Fixed Assets         $   54,006    $        0
 Interest Income                           4,984         2,834

                                          58,990         2,834

Costs and Expenses:
 Audit Expense                             1,400         1,400
 General and Administrative               14,934        10,329
 Interest                                 18,705        13,806

                                          35,039        25,535

Net Income (Loss)                     $   23,951     $  (22,701)

Net Income (Loss) Per Share           $      .02     $     (.02)







              The accompanying notes are an integral part of
                        these financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                         1995          1994

Revenues:
 Gain on Sale of Fixed Assets         $   54,006    $        0
    Interest Income                        1,676         2,308

                                          55,682         2,308

Costs and Expenses:
 General and Administrative                5,913         4,466
 Interest                                  6,167         4,586

                                          12,080         9,052

Net Income (Loss)                     $   43,602     $   (6,744)

Net Income (Loss) Per Share           $      .04     $     (.01)




















              The accompanying notes are an integral part of
                        these financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         1995          1994
Cash Flows from Operating Activities:
 Net Income (Loss)                    $   23,951     $  (22,701)
 (Gain) on Sale of Assets                 (54,006)           0
 Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided by
    Operating Activities:
      Depreciation                         3,310         4,965
      (Increase) Decrease in Operating Assets:
         Notes Receivable                    310         4,149
      Increase (Decrease) in Operating
         Liabilities:
           Interest Payable to
              Former Parent               18,704        13,388
           Accounts Payable and Accrued
              Expenses                     (9,164)       4,583

              Total Adjustments           (40,846)      27,085

Net Cash Provided by
 Operating Activities                     (16,895)       4,384

Cash Flows from Investing Activities:
 Proceeds from Sale of Assets            119,655             0

Net Cash Provided by
 Investing Activities                    119,655             0

Cash Flows from Financing Activities:
 Principal Reduction on Notes Payable
    to Banks                                   0         (6,575)

Net Cash Used in Financing Activities          0         (6,575)

Net Increase (Decrease) in Cash          102,760         (2,191)

Cash at Beginning of Period              101,296       118,949

Cash at End of Period                 $  204,056    $  116,758

Supplemental Disclosures of Cash Flow
 Information:
    Cash Paid During the Nine Months for
      Interest                        $        0    $      419
              The accompanying notes are an integral part of
                        these financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                            September 30, 1995

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

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 1995, of 145,724. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES

        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                            September 30, 1995

Results of Operations

     For the Three Months Ended September 30, 1995 and 1994:

     In 1995, the Company had interest income of $1,676 compared to $2,308 in 1994. General and administrative expenses were $5,913 in 1995 compared to $4,466 in 1994 and interest expense was $6,167 in 1995 compared to $4,586 in 1994. In 1995, the Company sold its remaining property resulting in a gain of $54,006. As a result of the above, the Company had net income in 1995 of $43,602 compared to a net loss in 1994 of $6,744.

     For the Nine Months Ended September 30, 1995 and 1994:

     In 1995, the Company had interest income of $4,984 compared to $2,834 in 1994. General and administrative expenses were $14,934 in 1995 compared to $10,329 in 1994 and interest expense was $18,705 in 1995 compared to $13,806 in 1994. In 1995, the Company sold its remaining property resulting in a gain of $54,006. As a result of the above, the Company had net income in 1995 of $23,951 compared to a net loss in 1994 of $22,701.

Liquidity and Capital Resources

     Due to continuing losses in a depressed market, the Company ceased construction activities and terminated all employees during May of 1991. All remaining real estate assets were sold. The Company's only remaining physical asset, its office building and storage lockers, was sold during the quarter ended September 30, 1995.

     The Company's liabilities are primarily to its former Parent in the form of an unsecured note ($255,000), interest on the note and other payables. The Company is currently negotiating the settlement of its outstanding debt to its former Parent.

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 1995, of $145,724. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.
SIGNATURES


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