Form 10-K
period 1995-12-31
SUNSTYLE CORP
filed 1997-05-05
CIK 839219

SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES

For the fiscal year ended December 31, 1995

Commission file number      0-17165

                      SUNSTYLE CORPORATION
     (Exact name of Registrant as specified in its charter)

         Florida                                59-2905386
(State or other jurisdiction of             (I.R. S. Employer
 incorporation or organization)            Identification No.)

          36460 US 19N Palm Harbor, Florida                 34684
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    (813) 789-8899

  Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
   Title of each class                       on which registered

     None                                             None

  Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock (par value $.10)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-k or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1996: $5,480.

Number of Common shares outstanding (September 30, 1996):  1,096,014
                           SUNSTYLE CORPORATION

                             December 31, 1995

                                  PART I


Item 1. Business

COMPANY

     Sunstyle Corporation is a Florida corporation whose only asset currently is its 100% ownership of Sunstyle Homes Corporation, which in turn has several consolidated subsidiaries including Sunstyle Homes Corporation of Citrus County and Briarwood Enterprises. The consolidated entity is hereafter collectively referred to as "Sunstyle" or the "Company". Sunstyle has been principally engaged in real estate acquisition and development and the construction of single family housing on the west coast of Florida.

     During November of 1990, concerns of cash liquidity prompted the Company to cease interest payments and request debt negotiations with banks holding notes secured by single family vacant lots. The Company also ceased interest payments on an unsecured note held by its former Parent.
As of June 1992, all bank debt was satisfied after transferring land assets to banks and the payment of cash to settle a deficiency judgement which was being sought by a bank.

     In May of 1991, the Company finished construction on its final house and ceased construction activities. All employees were terminated without severance pay. The Company's President has continued to manage the affairs of the Company while pursuing other business interests. During 1993 and 1992 the Company sold its remaining lots in Pinellas and Manatee counties to other developers and builders. During 1995, the company sold its office/storage building in Largo, Florida.

     The Company continues to seek a possible merger with another company and continue operations as the general economy improves or the Board of Directors may decide to proceed with a liquidation and distribute the proceeds, if any, to its shareholders.

JOINT VENTURES

     The Company is no longer involved in or a part of any joint ventures or partnerships. The Company had engaged in joint ventures and partnerships for the purpose of acquiring and developing tracts which might had otherwise been unavailable due to capital requirements or land scarcity. The Company's first project was a partnership arrangement with another subsidiary of its former Parent, Raymond James Financial, Inc. (Raymond James), which contributed the initial capital for a share of profits/losses. Since that time the Company formed and operated five additional partnerships, three of which were private placements syndicated by a broker-dealer subsidiary of Raymond James.
                           SUNSTYLE CORPORATION

                             December 31, 1995


Item 2.  Properties

     The company does not own any property or land as of December 31, 1995.


Item 3.  Legal Proceedings

     During June 1992, the Company settled a suit for deficiency judgement which had been brought by Chase Bank of Florida in connection with the Company's default on a note from Briarwood Enterprises. As a result of the settlement the Company received from Chase a full release of all liability.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                            PART II


Item 5.  Market for the Registrant's Securities and Related Security Holder
         Matters

    The Company's stock is traded on the Over-The-Counter market. The following table sets forth for the periods indicated the high and low prices for the Company's common stock:

                          1995                            1994
Quarter ended         High     Low                  High      Low
All                    $.005   $.005                 $.005   $.005


    The Company does not intend to pay dividends on its common stock except in the possible case of a liquidating dividend. Should the Company merge with another company and retain its shares, its future dividend policy will be determined by its Board of Directors in light of the Company's earnings and financial position.

                           SUNSTYLE CORPORATION

                             December 31, 1995


Item 6.   Selected Financial Data

                     1995       1994      1993       1992       1991
             (dollar figures in thousands, except per share information) Operating Results:
Revenues (1)        $     61   $      5  $     57   $     19   $  5,176
Net income (loss) before
  extraordinary
  item              $     10  $    (50) $    (12)  $     (5)  $   (694)
Net Income (loss)   $     10  $    (50) $    (12)   $     62  $   (477)
Net income (loss) per share
  before extraordinary
  item              $    .01   $   (.05) $   (.01)  $   (.00) $   (.63)
Net income (loss)
  per share         $    .01   $   (.05) $   (.01)  $    .06  $   (.43)

Homes delivered            0          0         0          0         27


                     1995       1994     1993       1992        1991
(dollar figures in thousands, except per share information)

Financial Condition:
Total assets        $    206   $    178  $    206   $    211   $    563
Notes payable:
  Former Parent     $    255   $    255  $    255   $    255   $    255
  Banks                    0          0         6         10         12
    Total notes
    payable         $    255   $    255  $    261   $    265   $    267

Stockholders'
  equity (deficit) $   (160)  $   (170) $   (119)  $   (107)  $   (200)

Book value par
  share (2)         $  (0.15)  $  (0.15) $  (0.11)  $  (0.10)  $  (0.18)

(1) Including revenues of unconsolidated partnerships, revenues were $61,000, $5,000, $57,000, $19,000, and $5,136,000 for the years ended December 31,
    1995, 1994, 1993, 1992, and 1991, respectively.

(2) The per share information is based upon 1,096,014 shares of Common Stock for the years ended December 31, 1995, 1994, 1993 and 1992, and prior to that 1,096,024 shares of Common Stock distributed to Raymond James shareholders on October 6, 1988.
                           SUNSTYLE CORPORATION

                             December 31, 1995

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995, COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

The Company's revenues of $61,454 for 1995 consisted of $7,448 interest earned on secured notes and savings accounts, and a $54,006 gain on the sale of the office building. The Company's only activity in the year ended December 31, 1995, was administrative.

Interest expense of $27,150 was related to the Company's $255,000 note due its former Parent. General and administrative expenses totaled $24,301 for the year ended December 31, 1995, resulting in net income for the year of $10,003.

The Company's revenues of $5,151 for 1994 consisted primarily of interest earned on secured notes and savings accounts. As all of the Company's remaining lots were sold in 1993, the Company's only activity in the year ended December 31, 1994, was administrative. The only non-cash asset owned by the Company during 1994 was its office building.

Interest expense of $21,256 was primarily related to the Company's $255,000 note due its former Parent. General and administrative expenses totaled $34,271 for the year ended December 31, 1994, resulting in a net loss for the year of $50,376.

YEAR ENDED DECEMBER 31, 1994, COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

The Company's revenues of $5,151 for 1994 consisted primarily of interest earned on secured notes and savings accounts. As all of the Company's remaining lots were sold in 1993, the Company's only activity in the year ended December 31, 1994, was administrative. The only non-cash asset owned by the Company during 1994 was its office building.

Interest expense of $21,256 was primarily related to the Company's $255,000 note due its' former Parent. General and administrative expenses totaled $34,271 for the year ended December 31, 1994, resulting in a net loss for the year of $50,376.

The Company's revenues of $57,133 for 1993 consisted primarily of the sale of lots and interest earned on secured notes and savings accounts. The Company sold its remaining lots during the first quarter of 1993 for $54,000. The related costs of the lots were $32,840. General and administrative expenses were $17,747. Interest expense of $18,653 was primarily related to the Company's $255,000 note due its former Parent. As a result of these transactions, the Company had a net loss of $12,107 for the year ended December 31, 1993.
                           SUNSTYLE CORPORATION

                             December 31, 1995


LIQUIDITY AND CAPITAL RESOURCES

    Due to continuing losses in a depressed market, the Company ceased construction activities and terminated all employees during May of 1991. All remaining real estate assets have been sold.

    The Company's liabilities are primarily to its former Parent in the form of an unsecured note ($255,000), interest on the note and other payables. The Company is currently negotiating the settlement of its outstanding debt to its former Parent.

    In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1995 of $159,673. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.






                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Sunstyle Corporation
 Largo, Florida

    We have audited the accompanying consolidated balance sheets of Sunstyle Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstyle Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 7 to the consolidated financial statements, the Company's substantial net losses and deficit net worth of $159,672 raise considerable doubt as to the Company's ability to continue operations. The consolidated financial statements do not include any adjustments regarding this uncertainty.



Spence, Marston, Bunch, Morris & Co.
Certified Public Accountants

Clearwater, Florida
January 10, 1997
    Item 8.  Financial Statements and Supplementary Data

                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                               December 31,

                                        1995          1994

          ASSETS

Cash                                $    198,600  $    101,296
Notes Receivable                           7,680         8,036
Property and Equipment, Net                    0        68,959

                                    $    206,280  $    178,291


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent       $    255,000  $    255,000
Interest Payable to Former Parent         93,452        66,302
Accounts Payable and Accrued Expenses      17,500        26,664

                                         365,952       347,966

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                     109,601       109,601
  Additional Paid-In Capital           1,341,221     1,341,221
  Accumulated Deficit                  (1,610,494)   (1,620,497)

                                         (159,672)     (169,675)

Commitments and Contingencies                  0             0

                                    $    206,280  $    178,291









              The accompanying notes are an integral part of
                        these financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31,




                                1995        1994          1993

Revenues:
  Lot and Land Sale         $          0$          0  $     54,000
  Gain on Sale of
    Property and Equipment        54,006            0            0
  Other Income                     7,448       5,151         3,133

    Total Revenues                61,454       5,151        57,133

Cost and Expense:
  Housing Construction
    and Land Costs                     0           0        32,840
  General and Administrative      24,301      34,271        17,747
  Interest                        27,150      21,256        18,653

    Total Expenses                51,451      55,527        69,240

Net Income (Loss)           $     10,003 $    (50,376) $    (12,107)

Net Income (Loss) Per Share $        .01 $       (.05) $       (.01)

Number of Common Shares
  Outstanding                  1,096,014   1,096,014     1,096,014





              The accompanying notes are an integral part of
                        these financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995



                       Common Stock     Additional
                                         Paid-In  Accumulated
                      Shares    Amount  Capital    Deficit     Total


Balances at
  December 31, 1992 $1,096,014 $109,601 $1,341,221$(1,558,014)$(107,192)


Net Loss - 1993              0        0          0    (12,107)  (12,107)

Balances at
  December 31, 1993  1,096,014  109,601  1,341,221 (1,570,121) (119,299)


Net Loss - 1994              0        0          0    (50,376)  (50,376)

Balances at
  December 31, 1994  1,096,014  109,601  1,341,221 (1,620,497) (169,675)


Net Income - 1995            0        0          0      10,003   10,003

Balances at
  December 31, 1995 $1,096,014 $109,601 $1,341,221$(1,610,494)$(159,672)















              The accompanying notes are an integral part of
                        these financial statements.
                     SUNSTYLE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                    1995         1994          1993

Cash Flow from Operating Activities:
 Net Income (Loss)             $     10,003  $    (50,376)  $   (12,107)
 Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by (Used In)
   Operating Activities:
     Depreciation                     3,310  6,620  6,620
     (Gain) on Sale of Assets        (54,006)          0             0
     (Increase) Decrease in Operating Assets:
       Notes Receivable                 356  4,131  5,507
       Land and Developed Lots            0  0    27,618
     Increase (Decrease) in Operating
       Liabilities:
         Interest Payable to
           Former Parent             27,150  21,037  17,850
         Accounts Payable and Accrued
           Expenses                   (9,164)      7,560         (6,401)
         Customer Deposits                0            0           (590)

           Total Adjustments         (32,354)      39,348       50,604

Net Cash Provided by (Used in) Operating
 Activities                          (22,351)     (11,028)      38,497

Cash Flows from Investing Activities:
 Proceeds from Sale of Assets       119,655             0            0

Net Cash Provided by
  Investing Activities              119,655             0            0
Cash Flows (Used in) Financing Activities:
 Principal Reduction on Notes Payable
   to Banks                               0        (6,625)       (3,098)

Net Cash (Used in) Financing
 Activities                               0        (6,625)       (3,098)

Net Increase (Decrease) in Cash      97,304  (17,653)35,399

Cash at Beginning of Period         101,296       118,949       83,550

Cash at End of Period          $    198,600  $    101,296  $   118,949

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Twelve Months
 for Interest                  $          0  $        419  $       803
              The accompanying notes are an integral part of
                        these financial statements.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1995

NOTE 1 - ORGANIZATION AND OPERATIONS:

     Sunstyle Homes Corporation ("Sunstyle") was incorporated in 1976 for the purpose of purchasing and subdividing tracts of land for the sale of developed lots and the construction of single and multi-family residential units on the west coast of Florida.

     On August 25, 1988 the former Parent incorporated a new wholly-owned subsidiary, Sunstyle Corporation. All 500 shares of Sunstyle Homes Corporation were exchanged for 1,096,024 shares of Sunstyle Corporation.
On the same date, the Board of Directors of the former Parent declared a distribution of Sunstyle Corporation's stock to shareholders of the former Parent in the form of a tax-free spin-off. The effective date of the spin-off was September 30, 1988 and the distribution was made on October 6, 1988. Sunstyle Corporation became a separate, publicly traded entity and has discontinued substantially all relationships with the former Parent.

     Sunstyle Corporation, including its consolidated subsidiaries consisting of Sunstyle, Sunstyle-Citrus, Sunstyle Realty Corporation and Briarwood Enterprises, are collectively referred to as the "Company".

     Due to continuing losses in a depressed market, the Company terminated all employees and ceased construction activities in May of 1991. The Company, including all of its consolidated subsidiaries, is inactive. The Board of Directors has not adopted a plan of liquidation and is considering several options, including selling a majority interest in the Company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

     The Company utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized as obligations are incurred.

Cash and Cash Equivalents

     It is the Company's policy to include all money market funds with an original maturity of three months or less in Cash and Cash Equivalents.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1995

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash investments in excess of federally insured limits. The Company places its cash investments with high credit quality financial institutions and in a money market mutual fund that is managed by a wholly owned subsidiary of Raymond James Financial, Inc.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

Fair Value of Financial Instruments

     The carrying of values of financial instruments including cash and cash equivalents, notes receivable and interest and accounts payable approximated fair value at December 31, 1995, because of the relatively short maturity of these instruments. Any difference between the carrying value and fair value of the notes payable at December 31, 1995, is not material based on borrowing rates currently available to the Company.

Principles of Consolidation

     All significant intercompany accounts and transactions are eliminated in consolidation.

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method for financial reporting purposes over the estimated useful lives of the assets which range from three to thirty years.

     Additions, improvements and expenditures that significantly extend the useful life of an asset are capitalized. Expenditures for repairs and
maintenance are charged to operations in the period incurred.   Gains and
losses on disposals of property and equipment are also reflected in operations currently.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1995

Income Taxes

     Prior to 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. Provisions were made to record deferred income taxes in recognition of items reported differently for financial reporting purposes than for federal and state income tax purposes (primarily the use of accelerated depreciation methods, the capitalization of certain general and administrative expenses into inventory for tax purposes and the timing of the recognition of partnership income or losses).

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     As of December 31, 1995, the Company had a net operating loss carryforward of approximately $2,900,500 for tax purposes which will expire beginning in 2005.

Reclassifications

     For comparability, the 1994 and 1993 figures have been reclassified where appropriate to conform to the financial statement presentation used in 1995.


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1995 and 1994 consisted of the following:
                                     1995           1994

     Buildings                   $          0   $   132,419
     Less accumulated depreciation           0      (63,460)

                                 $          0   $    68,959

     Depreciation expense was $3,310 for the year ended December 31, 1995. Depreciate expense was $6,620 for each of the years ended December 31, 1994 and 1993.
                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1995

NOTE 4 - NOTES PAYABLE

     Notes payable at December 31, 1995 and 1994 consisted of the following:

                                    1995           1994
     Note payable to former Parent,
      interest at prime plus 1%,
      unsecured, interest accrues,
      principal payable on demand$  255,000     $  255,000


NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company accrues interest to its former Parent related to outstanding debt (see Note 4). This activity for the years ended December 31, 1995 and 1994 is summarized as follows and is included in Interest Payable to Former Parent.

                                              December 31,

                                           1995          1994

     Balance at beginning of year        $   66,302   $   45,265
     Charges from former Parent:
       Interest (see Note 4)                 27,150       21,037

     Balance at end of year              $   93,452   $   66,302


NOTE 6 - FEDERAL AND STATE INCOME TAXES

     Substantial losses have been sustained by the Company which raise considerable doubt as to its ability to continue operations. As a result, it is unlikely that the Company will be able to benefit from the deferred tax asset which consists of tax loss carryforwards available as of December 31, 1995. Therefore, a valuation allowance has been established at the full amount of the deferred tax asset.
                                      1995

     Deferred tax asset           $ 1,169,650
     Less:  valuation allowance    (1,169,650)
                                  $         0

     The change in the valuation allowance during 1995 was as follows:

     Balance at beginning of year                        $1,095,220
     Increase due to increase in deferred
       tax asset                                             74,430

     Balance at end of year                              $1,169,650

                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1995

NOTE 7 - CONTINGENCIES AND OTHER EVENTS

     The Company is currently negotiating the settlement of its outstanding debt to its former Parent. Although it is possible a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1995 of $159,672. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.


                           SUNSTYLE CORPORATION

                             December 31, 1995


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information as to persons who serve as directors and Executive Officers of the Company. As provided in the By-laws of the Company the term of office of each Director is one year.
                                     Principal Occupation     Director
               Name          Age    and Other Directorships     Since
        Thomas A. James      54   Chairman of the Board and     1988
                                  Chief Executive Officer of
                                  Raymond James Financial,
                                  Inc.; Chairman of the
                                  Board of Raymond James &
                                  Associates, Inc.; and
                                  Director of Arbor Health
                                  Care, Inc. (nursing home
        Ralph W. Quartetti   60   management).                  1988

                                  President and Chief
                                  Executive Officer of
                                  Sunstyle Corporation.

     Unless otherwise indicated, the directors have held the same principal occupations for at least five years.


Committees of the Board of Directors

     The Company has two standing committees of the Board. Set forth below is a description of the functions of those committees and the members of the Board who served on such committees.
                           SUNSTYLE CORPORATION

                             December 31, 1995


     Audit Committee: The responsibilities of the audit committee include recommending to the Board the independent certified public accountants to conduct the annual audit of the books and accounts of the Company, reviewing the proposed scope of the audit and approving the audit fees to be paid. The audit committee also reviewed with the independent certified public accountants and with the Company's financial staff the adequacy and effectiveness of the internal accounting and financial controls of the Company. The audit committee consists of Mr. James.


     Compensation Committee: In prior years, the compensation committee recommended to the Board the salaries of the executive officers of the Company and approved the salaries of all other officers and certain other employees. It also determined, subject to further approval of the Board, the fees for directors, and supervised the administration of all benefit plans and other matters affecting executive compensation. The compensation committee, which is now inactive, included Mr. James and a former director, Mr. Krusen.


Director Compensation

     During 1995, no fees or expenses were paid to the directors because there were no Board or Committee meetings. Both of the current directors are significant owners.



Item 11.  Executive Compensation

     No executive officer received cash or other compensation during 1995.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information is provided below with respect to the beneficial ownership of Sunstyle Common Stock, as of December 31, 1995, of (i) persons owning more than 5% of the Company, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group.
                           SUNSTYLE CORPORATION

                             December 31, 1995

            Name                    Shares
                              Beneficially Owned     Percent
Thomas A. James (1)             448,029  (2) (3)          40.9%
Christopher W. James (1)            116,894  (2)          10.6%
Carr Securities Corporation         107,229  (4)           9.8%
Golda Meir Endowment
Corporation                          61,500  (7)           5.6%
Ralph W. Quartetti                   59,193  (5)           5.4%
Herbert E. Ehlers                    58,898  (6)           5.4%

All Directors & Officers as
a Group (2 persons)                      507,222          46.3%

(1) Messrs. Thomas A. James and Christopher W. James are brothers. Their address is 880 Carillon Parkway, St. Petersburg, FL 33716.

(2) Includes (i) 111,320 shares owned by the Robert A. James Trust, established for the benefit of members of the James family, (ii) 4,474 shares owned by the James Grandchildren's Trust, for which trusts Thomas A. and Christopher W. James serve as co-trustees, (iii) 563 shares owned by Mary S. James, and (iv) 563 shared owned by Courtland James.

(3) Includes 66,792 shares owned by the James' Children Annuity Trust, for which Thomas A. James serves as sole trustee.

(4) On February 12, 1991, Carr Securities filed Form 13G with the Securities and Exchange Commission advising that the firm had acquired 109,232 shares in the ordinary course of business as a Broker or Dealer registered under the Securities Exchange Act of 1934 and the shares were not acquired to influence or control the issuer. Carr Securities has sole voting power of these shares. The address of Carr Securities is One Penn Plaza, Suite 4720, New York, NY 10119.

(5) On December 6, 1988, the Board of Directors of Sunstyle agreed to grant to Mr. Quartetti options to purchase 54,588 shares of Sunstyle Common Stock pursuant to the Sunstyle Corporation Incentive Stock Option Plan. The address of Mr. Quartetti is 36460 U.S. Highway 19 North, Palm Harbor, FL 34684.

(6) Mr. Ehlers' address is 2502 Rocky Point Drive, Suite 500, Tampa, FL
    33607.

(7) On October 23, 1989, Charles I. Rutenberg filed a Schedule 13-D with the Securities and Exchange Commission advising that he acquired 55,500 shares of Sunstyle Corporation common stock through purchases on the open market. On November 1, 1992, Mr. Rutenberg transferred 61,500 shares to the Golda Meir Center Endowment Corporation, a charitable corporation. These shares are held for investment purposes only.
                           SUNSTYLE CORPORATION

                             December 31, 1995

Item 13.  Certain Relationships and Related Transactions

     The Company owes interest to Raymond James related to outstanding debt. During 1995, the Company did not engage in any transactions with related parties.


                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     a)  Financial statements included with this filing.

     b)  None

     c)  None
                           SUNSTYLE CORPORATION

                             December 31, 1995



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the
City of Palm Harbor, State of Florida, on the    11th   day of  February,
1997.

                                             SUNSTYLE CORPORATION


                                         By  /s/Ralph W. Quartetti
                                             Ralph W. Quartetti, President
                                               and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                    Date



/s/Ralph W. Quartetti      Chief Executive Officer,    February 11, 1997
Ralph W. Quartetti           President and Director



/s/Thomas A. James           Director                  February 11, 1997
Thomas A. James