Form 10-Q
period 1996-03-31
SUNSTYLE CORP
filed 1997-10-17
CIK 839219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                         March 31, 1996

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

       Title of Each Class                   Number of Shares
                                              March 31, 1996

Common Stock, $.10 par value                         1,096,014

Name of Each Exchange on Which Registered:

       None

PART I - Financial Information
   Item 1.  Financial Statements


                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                  March 31,     December 31,
                                                    1996            1995
                                                ------------    ------------
                                                 (Unaudited)     (Audited)
ASSETS

Cash                                            $  199,183      $  198,600
Notes Receivable                                     7,633           7,680
                                                ----------      ----------
   Total Assets                                 $  206,816      $  206,280
                                                ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent                  $   255,000     $  255,000
Interest Payable to Former Parent                    98,925         93,452
Accounts Payable and Accrued Expenses                17,500         17,500
                                                -----------     ----------
   Total Liabilities                                371,425        365,952
                                                -----------     ----------

Commitments and Contingencies

Stockholders' Deficit:
   Common Stock; $.10 Par Value;
   Authorized 10,000,000 Shares;
   Issued and Outstanding
   1,096,014 Shares                                 109,601         109,601
   Additional Paid-in Capital                     1,341,221       1,341,221
   Accumulated Deficit                           (1,615,431)     (1,610,494)
                                                -----------     -----------
   Total Stockholders' Deficit                     (164,609)       (159,672)
                                                -----------     -----------
   Total Liabilities and
   Stockholders' Deficit                        $   206,816     $   206,280
                                                ===========     ===========






                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                           FOR THE THREE MONTHS ENDED MARCH 31,


                                                    1996            1995
                                                ----------      -----------

Revenues:
   Interest Income                              $    2,266      $     2,104
                                                ----------      -----------

                                                     2,266            2,104
                                                ----------      -----------
Costs and Expenses:
   General and Administrative                        1,730            6,162
   Interest                                          5,472            6,179
                                                ----------      -----------
                                                     7,202           12,341
                                                ----------      -----------

Net Loss                                        $   (4,936)      $  (10,237)
                                                ==========       ==========

Net Loss Per share                              $     (.01)      $     (.01)
                                                ==========       ==========

















                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                           FOR THE THREE MONTHS ENDED MARCH 31,


                                                    1996            1995
                                                -----------     -----------
Cash Flows from Operating Activities:
   Net Loss                                     $    (4,936)    $   (10,237)
                                                -----------     -----------
   Adjustments to Reconcile Net Loss
   to Net Cash Provided by
   Operating Activities:
   Depreciation                                           0           1,655
   Change in Operating Assets and Liabilities:
   Notes Receivable                                      47             173
   Interest Payable to Former Parent                  5,472           6,180
                                                -----------     -----------

   Total Adjustments                                  5,519           8,008
                                                -----------     -----------
Net Cash Provided by (Used in) Operating
   Activities                                           583          (2,229)
                                                -----------     -----------

Net Increase (Decrease) in Cash                         583          (2,229)

Cash at Beginning of Period                         198,600         101,296
                                                -----------     -----------

Cash at End of Period                           $   199,183     $    99,067
                                                ===========     ===========






                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)
                                      March 31, 1996

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

   Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

   Reclassification

   Certain items in the 1995 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1996 statements.

   Federal and State Income Taxes

   Substantial losses have been sustained by the Company which raises considerable doubt as to its ability to continue operations. As a result of the above, it is unlikely that the Company will be able to benefit from the approximately $2,900,500 in tax loss carry forwards available as of December 31, 1995. Therefore, no provision has been made in these statements for any deferred tax benefit.

NOTE 2 - CONTINGENCIES AND OTHER EVENTS:

   The Company is negotiating the settlement of its outstanding debt to its former Parent. Although it is possible that a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at March 31, 1996, of $(164,609). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS

                                      March 31, 1996

Results of Operations

   For the Three Months Ended March 31, 1996 and 1995:

   Interest income increased from $2,104 for the three months ended March 31, 1995, to $2,266 for the three months ended March 31, 1996. Interest expense decreased from $6,179 for the three months ended March 31, 1995, to $5,472 for the three months ended March 31, 1996. General and administrative expenses decreased from $6,162 for the three months ended March 31, 1995, to $1,730 for the three months ended March 31, 1996. As a result of the above, the Company had a net loss of $4,936 in 1996 compared to a net loss of $10,237 in 1995.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at March 31, 1996, of $(164,609). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.

                                        SIGNATURES


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SUNSTYLE CORPORATION
                                      (Registrant)


Date: October 13, 1997                By:/s/Ralph W. Quartetti
                                      Ralph W. Quartetti, President
                                      Chief Executive Officer and
                                      Chief Financial Officer