Form 10-Q
period 1996-06-30
SUNSTYLE CORP
filed 1997-10-17
CIK 839219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                         June 30, 1996

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

       Title of Each Class                   Number of Shares
                                              June 30, 1996

Common Stock, $.10 par value                         1,096,014

Name of Each Exchange on Which Registered:

       None

PART I - Financial Information
   Item 1.  Financial Statements


                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                  June 30,      December 31,
                                                    1996            1995
                                                ------------    ------------
                                                 (Unaudited)     (Audited)
ASSETS

Cash                                            $  195,603      $  198,600
Notes Receivable                                     7,633           7,680
                                                ----------      ----------
   Total Assets                                 $  203,236      $  206,280
                                                ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent                  $   255,000     $  255,000
Interest Payable to Former Parent                   104,806         93,452
Accounts Payable and Accrued Expenses                17,500         17,500
                                                -----------     ----------
   Total Liabilities                                377,306        365,952
                                                -----------     ----------

Commitments and Contingencies

Stockholders' Deficit:
   Common Stock; $.10 Par Value;
   Authorized 10,000,000 Shares;
   Issued and Outstanding
   1,096,014 Shares                                 109,601         109,601
   Additional Paid-in Capital                     1,341,221       1,341,221
   Accumulated Deficit                           (1,624,892)     (1,610,494)
                                                -----------     -----------
   Total Stockholders' Deficit                     (174,070)       (159,672)
                                                -----------     -----------
   Total Liabilities and
   Stockholders' Deficit                        $   203,236     $   206,280
                                                ===========     ===========






                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                             FOR THE SIX MONTHS ENDED JUNE 30,


                                                    1996            1995
                                                ----------      -----------

Revenues:
   Interest Income                              $    4,517      $     3,308
                                                ----------      -----------

                                                     4,517            3,308
                                                ----------      -----------
Costs and Expenses:
   Audit Expense                                     4,900            1,400
   General and Administrative                        2,661            9,021
   Interest                                         11,353           12,538
                                                ----------      -----------
                                                    18,914           22,959
                                                ----------      -----------

Net Loss                                        $  (14,397)      $  (19,651)
                                                ==========       ==========

Net Loss Per share                              $     (.01)      $     (.02)
                                                ==========       ==========

















                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,


                                                    1996            1995
                                                ----------      -----------

Revenues:
   Interest Income                              $    2,251      $     1,204
                                                ----------      -----------

                                                     2,251            1,204
                                                ----------      -----------
Costs and Expenses:
   Audit Expense                                     4,900            1,400
   General and Administrative                          931            2,859
   Interest                                          5,881            6,359
                                                ----------      -----------
                                                    11,712           10,618
                                                ----------      -----------

Net Loss                                        $   (9,461)     $    (9,414)
                                                ==========       ==========

Net Loss Per share                              $     (.01)      $     (.01)
                                                ==========       ==========

















                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                             FOR THE SIX MONTHS ENDED JUNE 30,


                                                    1996            1995
                                                -----------     -----------
Cash Flows from Operating Activities:
   Net Loss                                     $   (14,397)    $   (19,651)
                                                -----------     -----------
   Adjustments to Reconcile Net Loss
   to Net Cash Provided by
   Operating Activities:
   Depreciation                                           0           3,310
   Change in Operating Assets and Liabilities:
   Notes Receivable                                      47             174
   Interest Payable to Former Parent                 11,353          12,538
                                                -----------     -----------

   Total Adjustments                                 11,400          16,022
                                                -----------     -----------
Net Cash Used in Operating
   Activities                                        (2,997)         (3,629)
                                                -----------     -----------

Net Decrease in Cash                                 (2,997)         (3,629)

Cash at Beginning of Period                         198,600         101,296
                                                -----------     -----------

Cash at End of Period                           $   195,603     $    97,677
                                                ===========     ===========





                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)
                                       June 30, 1996

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1996, of $(174,070). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES
                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS
                                       June 30, 1996

Results of Operations

   For the Six Months Ended June 30, 1996 and 1995:

   Interest income increased from $3,308 for the six months ended June 30, 1995, to $4,517 for the six months ended June 30, 1996. Interest expense decreased from $12,538 for the six months ended June 30, 1995, to $11,353 for the six months ended June 30, 1996. General and administrative expenses decreased from $9,021 for the six months ended June 30, 1995, to $2,661 for the six months ended June 30, 1996. Audit expense increased from $1,400 for the six months ended June 30, 1995, to $4,900 for the six months ended June 30, 1996.
As a result of the above, the Company had a net loss of $14,397 in 1996 compared to a net loss of $19,651 in 1995.

   For the Three Months Ended June 30, 1996 and 1995:

   Interest income increased from $1,204 for the three months ended June 30, 1995, to $2,251 for the three months ended June 30, 1996. Interest expense decreased from $6,359 for the three months ended June 30, 1995, to $5,881 for the three months ended June 30, 1996. General and administrative expenses decreased from $2,859 for the three months ended June 30, 1995, to $931 for the three months ended June 30, 1996. Audit expense increased from $1,400 for the three months ended June 30, 1995, to $4,900 for the three months ended June 30, 1996. As a result of the above, the Company had a net loss of $9,461 in 1996 compared to a net loss of $9,414 in 1995.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1996, of $(174,070). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.

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