Form 10-Q
period 1996-09-30
SUNSTYLE CORP
filed 1997-10-17
CIK 839219

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                       September 30, 1996

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

       Title of Each Class                   Number of Shares
                                              September 30, 1996

Common Stock, $.10 par value                         1,096,014

Name of Each Exchange on Which Registered:

       None

PART I - Financial Information
   Item 1.  Financial Statements


                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                             September 30,      December 31,
                                                    1996            1995
                                                ------------    ------------
                                                 (Unaudited)     (Audited)
ASSETS

Cash                                            $  204,086      $  198,600
Notes Receivable                                         0           7,680
                                                ----------      ----------
   Total Assets                                 $  204,086      $  206,280
                                                ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent                  $   255,000     $  255,000
Interest Payable to Former Parent                   110,686         93,452
Accounts Payable and Accrued Expenses                17,500         17,500
                                                -----------     ----------
   Total Liabilities                                383,186        365,952
                                                -----------     ----------

Commitments and Contingencies

Stockholders' Deficit:
   Common Stock; $.10 Par Value;
   Authorized 10,000,000 Shares;
   Issued and Outstanding
   1,096,014 Shares                                 109,601         109,601
   Additional Paid-in Capital                     1,341,221       1,341,221
   Accumulated Deficit                           (1,629,922)     (1,610,494)
                                                -----------     -----------
   Total Stockholders' Deficit                     (179,100)       (159,672)
                                                -----------     -----------
   Total Liabilities and
   Stockholders' Deficit                        $   204,086     $   206,280
                                                ===========     ===========






                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                    1996            1995
                                                ----------      -----------

Revenues:
   Gain on Sale of Fixed Assets                 $        0      $    54,006
   Interest Income                                   6,779            4,984
                                                ----------      -----------

                                                     6,779           58,990
                                                ----------      -----------
Costs and Expenses:
   Audit Expense                                     4,900            1,400
   General and Administrative                        4,072           14,934
   Interest                                         17,234           18,705
                                                ----------      -----------
                                                    26,206           35,039
                                                ----------      -----------

Net Income (Loss)                               $  (19,427)      $   23,951
                                                ==========       ==========

Net Income (Loss) Per share                     $     (.02)      $      .02
                                                ==========       ==========

















                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                    1996            1995
                                                ----------      -----------

Revenues:
   Gain on Sale of Fixed Assets                 $        0      $    54,006
   Interest Income                                   2,262            1,676
                                                ----------      -----------

                                                     2,262           55,682
                                                ----------      -----------
Costs and Expenses:
   General and Administrative                        1,412            5,913
   Interest                                          5,881            6,167
                                                ----------      -----------
                                                     7,293           12,080
                                                ----------      -----------

Net Income (Loss)                               $   (5,031)     $    43,602
                                                ==========       ==========

Net Income (Loss) Per share                     $     (.01)      $      .04
                                                ==========       ==========

















                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                    1996            1995
                                                -----------     -----------
Cash Flows from Operating Activities:
   Net Income (Loss)                            $   (19,427)    $    23,951
                                                -----------     -----------
   Gain on Sale of Assets                                 0         (54,006)
   Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
   Depreciation                                           0           3,310
   Change in Operating Assets and Liabilities:
   Notes Receivable                                   7,680             310
   Interest Payable to Former Parent                 17,233          18,704
   Accounts Payable and
     Accrued Expenses                                     0          (9,164)
                                                -----------     -----------

   Total Adjustments                                 24,913         (40,846)
                                                -----------     -----------
Net Cash Provided by (Used in) Operating
   Activities                                         5,486         (16,895)
                                                -----------     -----------
Cash Flows from Investing Activities:
   Proceeds from Sale of Assets                           0         119,655
                                                -----------      ----------

Net Cash Provided by
   Investing Activities                                   0         119,655
                                                -----------      ----------

Net Increase (Decrease) in Cash                       5,486         102,760

Cash at Beginning of Period                         198,600         101,296
                                                -----------     -----------

Cash at End of Period                           $   204,086     $   204,056
                                                ===========     ===========





                      The accompanying notes are an integral part of
                         these consolidated financial statements.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)
                                    September 30, 1996

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 1996, of $(179,100). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.

                           SUNSTYLE CORPORATION AND SUBSIDIARIES

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS

                                    September 30, 1996

Results of Operations

   For the Nine Months Ended September 30, 1996 and 1995:

   Interest income increased from $4,984 for the nine months ended September 30, 1995, to $6,779 for the nine months ended September 30, 1996. Interest expense decreased from $18,705 for the nine months ended September 30, 1995, to $17,234 for the nine months ended September 30, 1996. General and administrative expenses decreased from $14,934 for the nine months ended September 30, 1995, to $4,072 for the nine months ended September 30, 1996. Audit expense increased from $1,400 for the nine months ended September 30, 1995, to $4,900 for the nine months ended September 30, 1996. In 1995, the Company sold its remaining property resulting in a gain of $54,006. As a result of the above, the Company had a net loss of $19,427 in 1996 compared to a net income of $23,951 in 1995.

   For the Three Months Ended September 30, 1996 and 1995:

   Interest income increased from $1,676 for the three months ended September 30, 1995, to $2,262 for the three months ended September 30, 1996. Interest expense decreased from $6,167 for the three months ended September 30, 1995, to $5,881 for the three months ended September 30, 1996. General and administrative expenses decreased from $5,913 for the three months ended September 30, 1995, to $1,412 for the three months ended September 30, 1996. In 1995, the Company sold its remaining property resulting in a gain of $54,006. As a result of the above, the Company had a net loss of $5,031 in 1996 compared to a net income of $43,602 in 1995.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 1996, of $(179,100). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.

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