Form 10-K
period 1996-12-31
SUNSTYLE CORP
filed 1999-12-27
CIK 839219

SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES

For the fiscal year ended      December 31, 1996
Commission file number             0-17165
                              SUNSTYLE CORPORATION
        (Exact name of Registrant as specified in its charter)

            Florida                                59-2905386
(State or other jurisdiction of             (I.R. S. Employer
 incorporation or organization)            Identification No.)

36460 US 19 N., Palm Harbor, Florida                        34684
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    (727) 789-8899

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

                           SUNSTYLE CORPORATION

                             December 31, 1996

                                  PART I

Item 1. Business

COMPANY

     Sunstyle Corporation is a Florida corporation whose only asset currently is its 100% ownership of Sunstyle Homes Corporation, which in turn has a consolidated subsidiary, Sunstyle Homes Corporation of Citrus County. The consolidated entity is hereafter collectively referred to as "Sunstyle" or the "Company". Sunstyle has been principally engaged in real estate acquisition and development and the construction of single family housing on the west coast of Florida.

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

Item 2.  Properties

     The company does not own any property or land as of December 31, 1996.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                            PART II
Item 5.  Market for the Registrant's Securities and Related Security Holder
         Matters

    The Company's stock is traded on the Over-The-Counter market. The following table sets forth for the periods indicated the high and low prices for the Company's common stock:

                          1996                            1995
Quarter ended         High     Low                  High      Low
    All              $.005     $.005                 $.005   $.005

    The Company does not intend to pay dividends on its common stock except in the possible case of a liquidating dividend. Should the Company merge with another company and retain its shares, its future dividend policy will be determined by its Board of Directors in light of the Company's earnings and financial position.

Item 6.   Selected Financial Data

                         1996       1995      1994       1993      1992
             (dollar figures in thousands, except per share information) Operating Results:
Revenues (1)             $    9    $   61    $   5     $   57    $    19
Net income (loss)
Before extraordinary
item                     $   (1)   $   10    $ (50)    $  (12)   $    (5)
Net Income (loss)        $   (1)   $   10    $ (50)    $  (12)   $    62
Net income (loss) per
  Share before
  Extraordinary item     $(.001)   $  .01    $(.05)    $ (.01)   $  (.00)
Net income (loss)
  per share              $(.001)   $  .01    $(.05)    $ (.01)   $   .06

                      1996      1995      1994       1993       1992
                (dollar figures in thousands, except per share information)

Financial Condition:
Total assets        $    205   $    206  $    178   $    206   $    211
Notes payable:
  Former Parent     $    255   $    255  $    255   $    255   $    255
  Banks                    0          0         0          6         10
    Total notes
    payable         $    255   $    255  $    255   $    261   $    265

Stockholders'
  equity (deficit)  $   (161)  $   (160) $   (170)  $   (119)  $   (107)

Book value par
  share (2)         $  (0.15)   $  (0.15) $  (0.15)   $ (0.11)  $  (0.10)

(1) Including revenues of unconsolidated partnerships, revenues were $9,000, $61,000, $5,000, $57,000, and $19,000, for the years ended
  December 31, 1996, 1995, 1994, 1993, and 1992, respectively.

(2) The per share information is based upon 1,096,014 shares of Common Stock For the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996, COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

The Company's revenues of $9,119 for 1996 consisted of $9,119 interest earned on savings accounts. The Company's only activity in the year ended December 31, 1996, was administrative.

General and administrative expenses totaled $10,380 for the year ended December 31, 1996, resulting in a net loss for the year of $1,261.

The Company's revenues of $61,454 for 1995 consisted of $7,448 interest earned on secured notes and savings accounts, and a $54,006 gain on the sale of the office building. The Company's only activity in the year ended December 31, 1995, was administrative.

Interest expense of $27,150 was related to the Company's $255,000 note due its former Parent. General and administrative expenses totaled $24,301 for the year ended December 31, 1995, resulting in a net income for the year of $10,003.

YEAR ENDED DECEMBER 31, 1995, COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

The Company's revenues of $61,454 for 1995 consisted of $7,488 interest earned on secured notes and savings accounts, and a $54,006 gain on the sale of the office building. The Company's only activity in the year ended December 31, 1995, was administrative.

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

    In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1996 of $160,933. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

    Item 8.  Financial Statements and Supplementary Data
                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Sunstyle Corporation
 Largo, Florida

    We have audited the accompanying consolidated balance sheets of Sunstyle Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstyle Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 6 to the consolidated financial statements, the Company's substantial net losses and deficit net worth of $160,933 raise considerable doubt as to the Company's ability to continue operations. The consolidated financial statements do not include any adjustments regarding this uncertainty.

/s/ Spence, Marston, Bunch, Morris & Co.

Spence, Marston, Bunch, Morris & Co.
Certified Public Accountants

Clearwater, Florida
November 15, 1999

    Item 8.  Financial Statements and Supplementary Data

                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                               December 31,

                                        1996          1995

     ASSETS

Cash                                $    205,019  $    198,600
Notes Receivable                               0         7,680
                                    ------------  ------------
                                    $    205,019  $    206,280
                                    ============  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent       $    255,000  $    255,000
Interest Payable to Former Parent         93,452        93,452
Accounts Payable and Accrued Expenses     17,500        17,500
                                    ------------  ------------
                                         365,952       365,952

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                     109,601       109,601
  Additional Paid-In Capital           1,341,221     1,341,221
  Accumulated Deficit                 (1,611,755)   (1,610,494)
                                    ------------  ------------
                                        (160,933)     (159,672)

Commitments and Contingencies                  0             0
                                    ------------  ------------
                                    $    205,019  $    206,280
                                    ============  ============

              The accompanying notes are an integral part of
                        these financial statements.

                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31,




                                1996        1995          1994

Revenues:
  Gain on Sale of
    Property and Equipment   $         0  $   54,006   $         0
  Interest Income                  9,119       7,448         5,151
                             -----------  ----------   -----------
    Total Revenues                 9,119      61,454         5,151

Cost and Expense:
  General and Administrative      10,380      24,301        34,271
  Interest                             0      27,150        21,256
                             -----------  ----------   -----------
    Total Expenses                10,380      51,451        55,527

Net Income (Loss)           $     (1,261) $   10,003   $   (50,376)
                            ============  ==========   ===========
Net Income (Loss) Per Share $      (.001) $      .01   $      (.05)
                            ============  ==========   ===========
Number of Common Shares
  Outstanding                  1,096,014   1,096,014     1,096,014
                            ============  ==========   ===========


              The accompanying notes are an integral part of
                        these financial statements.

                   SUNSTYLE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                       Common Stock     Additional
                     -----------------  Paid-In    Accumulated
                     Shares    Amount   Capital      Deficit     Total
                     ------    ------   ---------- -----------  ------

December 31, 1993    1,096,014 $109,601 $1,341,221 $(1,570,121) $(119,299)


Net Loss - 1994              0        0          0     (50,376)   (50,376)
                     --------- -------- ---------- -----------  ---------
Balances at
  December 31, 1994  1,096,014  109,601  1,341,221  (1,620,497)  (169,675)


Net Income - 1995            0        0          0      10,003     10,003
                     ---------  ------- ---------- -----------  ---------
Balances at
  December 31, 1995  1,096,014  109,601  1,341,221  (1,610,494)  (159,672)


Net Loss - 1996              0        0          0      (1,261)    (1,261)
                     ---------  ------- ---------- -----------  ---------
Balances at
  December 31, 1996  1,096,014 $109,601 $1,341,221 $(1,611,755) $(160,933)
                     ========= ======== ========== ===========  =========


              The accompanying notes are an integral part of
                        these financial statements.

                     SUNSTYLE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                    1996         1995          1994
Cash Flow from Operating
 Activities:
 Net Income (Loss)             $     (1,261) $     10,003   $   (50,376)
 Adjustments to Reconcile
   Net Income (Loss)to Net
   Cash Provided by (Used In)
   Operating Activities:
     Depreciation                         0         3,310         6,620
     (Gain) on Sale of Assets             0       (54,006)            0
     (Increase) Decrease in
       Operating Assets:
        Notes Receivable              7,680           356         4,131
     Increase (Decrease) in
      Operating Liabilities:
        Interest Payable to
         Former Parent                    0        27,150        21,037
        Accounts Payable and
         Accrued Expenses                 0        (9,164)        7,560
                                 ----------    ----------    ----------
         Total Adjustments           7 ,680       (32,354)       39,348

Net Cash Provided by (Used in)
 Operating Activities                 6,419       (22,351)      (11,028)
                                 ----------    ----------    ----------
Cash Flows from Investing
 Activities:
 Proceeds from Sale of Assets             0       119,655             0
Net Cash Provided by             ----------    ----------    ----------
 Investing Activities                     0       119,655             0
                                 ----------    ----------    ----------
Cash Flows (Used in) Financing
 Activities:
 Principal Reduction on Notes
   Payable to Banks                       0             0        (6,625)
                                 ----------    ----------    ----------
Net Cash (Used in) Financing
 Activities                               0             0        (6,625)
                                 ----------    ----------    ----------
Net Increase (Decrease) in Cash       6,419        97,304       (17,653)

Cash at Beginning of Period         198,600       101,296       118,949
                                 ----------    ----------    ----------
Cash at End of Period            $  205,019    $  198,600    $  101,296
                                 ==========    ==========    ==========
Supplemental Disclosures of Cash
 Flow Information:
Cash Paid During the Twelve
 Months for Interest             $        0    $        0    $      419
                                 ==========    ==========    ==========
                  The accompanying notes are an integral
                    part of these financial statements.

                   SUNSTYLE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1996

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

     Sunstyle Corporation, including its consolidated subsidiaries consisting of Sunstyle and Sunstyle-Citrus, are collectively referred to as the "Company".

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

Income Taxes

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

     As of December 31, 1996, the Company had a net operating loss carryforward of approximately $2,902,000 for tax purposes which will expire beginning in 2003.

NOTE 3 - NOTES PAYABLE

     Notes  payable  at  December  31,  1996  and  1995  consisted  of  the following:
                                      1996           1995
     Note payable to former Parent,
      unsecured, principal payable
      on demand                  $  255,000     $  255,000

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company accrued interest to its former Parent related to outstanding debt (see Note 4) for December 31, 1995. This activity for the years ended December 31, 1996 and 1995 is summarized as follows and is included in Interest Payable to Former Parent.

                                              December 31,
                                           1996          1995

     Balance at beginning of year        $   93,452   $   66,302
     Charges from former Parent:
       Interest (see Note 4)                      0       27,150
                                         ----------   ----------
     Balance at end of year              $   93,452   $   93,452

NOTE 5 - FEDERAL AND STATE INCOME TAXES

     Substantial losses have been sustained by the Company which raise considerable doubt as to its ability to continue operations. As a result, it is unlikely that the Company will be able to benefit from the deferred tax asset which consists of tax loss carryforwards available as of December 31, 1996. Therefore, a valuation allowance has been established at the full amount of the deferred tax asset.
                                      1996

     Deferred tax asset           $ 1,170,144
     Less:  valuation allowance    (1,170,144)
                                  -----------
                                  $         0

     The change in the valuation allowance during 1996 was as follows:

     Balance at beginning of year                        $1,169,650
     Increase due to increase in deferred
       tax asset                                                494
                                                         ----------
     Balance at end of year                              $1,170,144


NOTE 6 - CONTINGENCIES AND OTHER EVENTS

     The Company is currently negotiating the settlement of its outstanding debt to its former Parent. Although it is possible a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1996 of $160,933. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                           SUNSTYLE CORPORATION
                             December 31, 1996

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information as to persons who serve as directors and Executive Officers of the Company. As provided in the By-laws of the Company the term of office of each Director is one year.
                                     Principal Occupation     Director
               Name          Age    and Other Directorships     Since
        Thomas A. James      55   Chairman of the Board and     1988
                                  Chief Executive Officer of
                                  Raymond James Financial,
                                  Inc.; Chairman of the
                                  Board of Raymond James &
                                  Associates, Inc.; and
                                  Director of Arbor Health
                                  Care, Inc. (nursing home
                                  management).

        Ralph W. Quartetti   61   President and Chief           1988
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

Director Compensation

     During 1996, no fees or expenses were paid to the directors because there were no Board or Committee meetings. Both of the current directors are significant owners.

Item 11.  Executive Compensation

     No executive officer received cash or other compensation during 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information is provided below with respect to the beneficial ownership of Sunstyle Common Stock, as of December 31, 1996, of (i) persons owning more than 5% of the Company, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group.

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

Item 13.  Certain Relationships and Related Transactions

     The Company owes interest to Raymond James related to outstanding debt. During 1996, the Company did not engage in any transactions with related parties.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     a)  Financial statements included with this filing.

     b)  None

     c)  None

                           SUNSTYLE CORPORATION

                             December 31, 1996



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