Form 10-Q
period 1997-06-30
SUNSTYLE CORP
filed 2000-07-26
CIK 839219

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              June 30, 1997

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


     Title of Each Class                     Number of Shares
                                               June 30, 1997

Common Stock, $.10 par value                     1,096,014

Name of Each Exchange on Which Registered:

     None


PART I - Financial Information
  Item 1.  Financial Statements

                 SUNSTYLE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                          June 30,     December 31,
                                            1997          1996
                                         ----------     ----------
                                        (Unaudited)   (Unaudited)
ASSETS

Cash                                     $  204,733    $  205,019
                                         ----------     ----------
  Total Assets                           $  204,733    $  205,019
                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent           $  255,000    $  255,000
Interest Payable to Former Parent            93,452        93,452
Accounts Payable and Accrued Expenses        16,500        17,500
                                          ----------    ----------
  Total Liabilities                      $  364,952    $  365,952
                                          ----------    ----------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
  Authorized 10,000,000 Shares;
  Issued and Outstanding
  1,096,014 Shares                       $  109,601    $  109,601
  Additional Paid-in Capital              1,341,221     1,341,221
  Accumulated Deficit                    (1,611,041)   (1,611,755)
                                         -----------   -----------
  Total Stockholders' Deficit            $ (160,219)   $ (160,933)
                                         -----------   -----------
  Total Liabilities and
  Stockholders' Deficit                  $  204,733    $  205,019
                                         ===========   ===========





           The accompanying notes are an integral part of these consolidated financial statements.


               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30,


                                            1997          1996
                                        ----------     -----------

Revenues:
  Interest Income                      $    4,650     $     4,517
                                       ------------    -----------

                                            4,650           4,517
                                       ------------    -----------
Costs and Expenses:
  Audit Expense                                 0           4,900
  General and Administrative                3,936           2,661
  Interest                                      0          11,353
                                       ------------    -----------
                                            3,936          18,914
                                       ------------    -----------

Net Income (Loss)                      $      714      $  (14,397)
                                       ===========     ===========

Net Income (Loss) Per share            $     .001      $     (.01)
                                       ===========     ===========







          The accompanying notes are an integral part of these consolidated financial statements.


              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                FOR THE THREE MONTHS ENDED JUNE 30,


                                            1997           1996
                                       ----------     -----------
Revenues:
  Interest Income                      $    2,320     $     2,251
                                       ----------     -----------

                                            2,320           2,251
                                       ----------     -----------
Costs and Expenses:
  Audit Expense                                 0           4,900
  General and Administrative                1,874             931
  Interest                                      0           5,881
                                       ----------     -----------
                                            1,874          11,712
                                       ----------     -----------

Net Income (Loss)                      $      446     $    (9,461)
                                       ===========    ===========

Net Income (Loss) Per share            $     .001     $      (.01)
                                       ===========    ===========







           The accompanying notes are an integral part of these consolidated financial statements.


               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30,


                                            1997          1996
                                       -----------    -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                     $      714    $   (14,397)
                                       -----------    -----------
  Adjustments to Reconcile Net
  Income (Loss) to Net Cash Provided
  By Operating Activities:
  Change in Operating Assets
  and Liabilities:
    Notes Receivable                             0            47
    Interest Payable to
     Former Parent                               0        11,353
    (Decrease) in Audit Payable             (1,000)            0
                                       -----------    -----------

  Total Adjustments                         (1,000)       11,400
                                       -----------    -----------
Net Cash Used in Operating
  Activities                                  (286)       (2,997)
                                       -----------    -----------

Net Decrease in Cash                          (286)       (2,997)

Cash at Beginning of Period                205,019       198,600
                                       -----------    -----------

Cash at End of Period                  $   204,733    $  195,603
                                       ===========    ===========




            The accompanying notes are an integral part of
               these consolidated financial statements.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1997


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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1997, of $160,219. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.


      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                         June 30, 1997

Results of Operations

  For the Six Months Ended June 30, 1997 and 1996:

   Interest income increased from $4,517 for the six months ended June 30, 1996, to $4,650 for the six months ended June 30, 1997. Interest expense decreased from $11,353 for the six months ended June 30, 1996, to $ 0 for the six months ended June 30, 1997. General and administrative expenses increased from $2,661 for the six months ended June 30, 1996, to $3,936 for the six months ended June 30, 1997. Audit expense decreased from $4,900 for the six months ended June 30, 1996, to $ 0 for the six months ended June 30, 1997. As a result of the above, the Company had a net loss of $14,397 in 1996 compared to a net income of $714 in 1997.

  For the Three Months Ended June 30, 1997 and 1996:

   Interest income increased from $2,251 for the three months ended June 30, 1996, to $2,320 for the three months ended June 30, 1997. Interest expense decreased from $5,881 for the three months ended June 30, 1996 to $ 0 for the three months ended June 30,1997. General and administrative expenses increased from $931 for the three months ended June 30, 1996, to $1,874 for the three months ended June 30, 1997. Audit expense decreased from $4,900 for the three months ended June 30, 1996, to $ 0 for the three months ended June 30, 1997. As a result of the above, the Company had a net loss of $9,461 in 1996 compared to a net income of $446 in 1997.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1997, of $160,219. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.


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