Form 10-Q
period 1997-09-30
SUNSTYLE CORP
filed 2000-07-26
CIK 839219

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended               September 30, 1997

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


     Title of Each Class                     Number of Shares
                                             September 30, 1997

Common Stock, $.10 par value                      1,096,014

Name of Each Exchange on Which Registered:

     None

PART I - Financial Information
  Item 1.  Financial Statements


                 SUNSTYLE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                      September 30,   December 31,
                                          1997           1996
                                       -----------    -----------
                                       (Unaudited)     (Audited)
ASSETS

Cash                                   $  205,965     $  205,019
                                        ----------    ----------
  Total Assets                         $  205,965     $  205,019
                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent         $  255,000     $  255,000
Interest Payable to Former Parent          93,452         93,452
Accounts Payable and Accrued Expenses      15,700         17,500
                                       -----------    -----------
  Total Liabilities                    $  364,152     $  365,952
                                       -----------    -----------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
  Authorized 10,000,000 Shares;
  Issued and Outstanding
  1,096,014 Shares                     $  109,601     $  109,601
  Additional Paid-in Capital            1,341,221      1,341,221
  Accumulated Deficit                  (1,609,009)    (1,611,755)
                                       -----------    ----------
  Total Stockholders' Deficit            (158,187)      (160,933)
                                       -----------    -----------
  Total Liabilities and
  Stockholders' Deficit                $  205,965     $  205,019
                                       ===========    ===========





           The accompanying notes are an integral part of these consolidated financial statements.


              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                            1997           1996
                                       -----------    -----------
Revenues:
  Interest Income                      $   6,979      $    6,779
                                       ----------     ----------

                                           6,979           6,779
                                       ----------     ----------
Costs and Expenses:
  Audit Expense                                0           4,900
  General and Administrative               4,233           4,072
  Interest                                     0          17,234
                                       ----------     ----------
                                           4,233          26,206
                                       ----------     ----------

Net Income (Loss)                      $   2,746      $  (19,427)
                                       ==========     ===========

Net Income (Loss) Per share            $    .002      $     (.02)
                                       ===========    ===========







           The accompanying notes are an integral part of these consolidated financial statements.


               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

              FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                            1997           1996
                                       ----------     ----------

Revenues:
  Interest Income                      $    2,329     $    2,262
                                       ----------      ----------

                                            2,329          2,262
                                       ----------      ----------
Costs and Expenses:
  General and Administrative                  297          1,412
  Interest                                      0          5,881
                                       ----------      ----------
                                              297          7,293
                                       ----------      ----------

Net Income (Loss)                      $    2,032      $  (5,031)
                                       ==========      ===========

Net Income (Loss) Per share            $     .002      $    (.01)
                                       ==========      ===========







           The accompanying notes are an integral part of these consolidated financial statements.


                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                            1997          1996
                                       -----------    -----------
Cash Flows from Operating
Activities:
  Net Income (Loss)                     $    2,746     $  (19,427)
                                        -----------    -----------
  Adjustments to Reconcile Net
  Income (Loss)
  Change in Operating Assets
  and Liabilities:
    Notes Receivable                             0          7,680
    Interest Payable to Former Parent            0         17,233
    Accounts Payable and
      Accrued Expenses                      (1,800)             0
                                        -----------     -----------

  Total Adjustments                         (1,800)        24,913
                                        -----------     -----------
Net Cash Provided by (Used in)
  Operating Activities                         946          5,486
                                        -----------     -----------

Net Increase in Cash                           946          5,486

Cash at Beginning of Period                205,019        198,600
                                       -----------     -----------

Cash at End of Period                  $   205,965     $  204,086
                                       ===========     ===========





           The accompanying notes are an integral part of these consolidated financial statements.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                          September 30, 1997


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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 1997, of $158,187. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.


       MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                          September 30, 1997

Results of Operations

  For the Nine Months Ended September 30, 1997 and 1996:

   Interest income increased from $6,779 for the nine months ended September 30, 1996, to $6,979 for the nine months ended September 30, 1997. Interest expense decreased from $17,234 for the nine months ended September 30, 1996, to $ 0 for the nine months ended September 30, 1997. General and administrative expenses increased from $4,072 for the nine months ended September 30, 1996, to $4,233 for the nine months ended September 30, 1997. Audit expense decreased from $4,900 for the nine months ended September 30, 1996, to $ 0 for the nine months ended September 30, 1997. As a result of the above, the Company had a net loss of $19,427 in 1996 compared to a net income of $2,746 in 1997.

  For the Three Months Ended September 30, 1997 and 1996:

   Interest income increased from $2,262 for the three months ended September 30, 1996, to $2,329 for the three months ended September 30, 1997. Interest expense decreased from $5,881 for the three months ended September 30, 1996, to $ 0 for the three months ended September 30, 1997. General and administrative expenses decreased from $1,412 for the three months ended September 30, 1996, to $297 for the three months ended September 30, 1997. As a result of the above, the Company had a net loss of $5,031 in 1996 compared to a net income of $2,032 in 1997.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 1997, of $158,187. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.


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