Form 10-K
period 1997-12-31
SUNSTYLE CORP
filed 2000-08-04
CIK 839219

SECURITIES & EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES

For the fiscal year ended         December 31, 1997

Commission file number             0-17165

                         SUNSTYLE CORPORATION
      (Exact name of Registrant as specified in its charter)

          Florida                                 59-2905386
(State or other jurisdiction of             (I.R. S. Employer
 incorporation or organization)            Identification No.)

         36460 US 19 N Palm Harbor, Florida                34684
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (727) 789-8899

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1997: $5,480.

Number of Common shares outstanding (September 30, 1997):  1,096,014

                         SUNSTYLE CORPORATION

                           December 31, 1997

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


Item 2.  Properties

     The company does not own any property or land as of December 31, 1997.

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

     None.



                            PART II

Item 5.  Market for the Registrant's Securities and Related Security
Holder Matters

    The Company's stock is traded on the Over-The-Counter market. The following table sets forth for the periods indicated the high and low prices for the Company's common stock:

                            1997                       1996
                        --------------                --------------
Quarter ended         High     Low                  High      Low
-------------           ------  ------                ------   ------
   All                 $.005   $.005                 $.005   $.005


    The Company does not intend to pay dividends on its common stock except in the possible case of a liquidating dividend. Should the Company merge with another company and retain its shares, its future dividend policy will be determined by its Board of Directors in light of the Company's earnings and financial position.



Item 6.   Selected Financial Data

                     1997       1996      1995       1994        1993
                     -------    -------    -------    -------     -------
             (dollar figures in thousands, except per share information) Operating Results:
Revenues (1)        $    10     $     9   $    61    $    5     $    57

Net Income (loss)   $     3     $    (1)  $    10    $  (50)    $   (12)

Net income (loss)
  per share         $  .003     $  .001   $   .01    $ (.05)    $  (.01)



                       1997       1996       1995      1994      1993
                     -------    -------    -------    -------   -------
               (dollar figures in thousands, except per share information)

Financial Condition:
Total assets        $    207   $    205  $    206   $    178   $    206
Notes payable:
  Former Parent     $    255   $    255  $    255   $    255   $    255
  Banks                    0          0         0          0          6
    Total notes      --------   ---------  --------   --------   --------
    payable         $    255   $    255  $    255   $    255   $    261
                     ========   =========  ========   ========   ========
Stockholders'
  equity (deficit)  $   (158)  $   (161) $   (160)  $   (170)  $   (119)

Book value par
  share (2)         $  (0.14)  $  (0.15) $  (0.15)  $  (0.15)  $  (0.11)

(1)  Including revenues of unconsolidated partnerships, revenues were
  $10,000,    $9,000, $61,000, $5,000, and $57,000, for the years ended
  December 31, 1997, 1996, 1995, 1994, and 1993, respectively.

(2) The per share information is based upon 1,096,014 shares of Common stock for the years ended December 31, 1997, 1996, 1995, 1994, and 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31,
1996

The Company's revenues of $9,602 for 1997 consisted of $9,602 interest earned on savings accounts. The Company's only activity in the year ended December 31, 1997, was administrative.

General and administrative expenses totaled $6,198 for the year ended December 31, 1997, resulting in a net income for the year of $3,404.

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

    In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1997 of $157,529. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.


                     INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Sunstyle Corporation
 Largo, Florida

    We have audited the accompanying consolidated balance sheets of Sunstyle Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstyle Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 5 to the consolidated financial statements, the Company's substantial net losses and deficit net worth of $157,529 raise considerable doubt as to the Company's ability to
continue operations.   The consolidated financial statements do not
include any adjustments regarding this uncertainty.



Spence, Marston, Bunch, Morris & Co.
Certified Public Accountants

Clearwater, Florida
November 15, 1999

    Item 8.  Financial Statements and Supplementary Data

                 SUNSTYLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                             December 31,

                                        1997          1996
                                     --------       --------
     ASSETS

Cash                                $    207,423  $    205,019
                                      ------------   ------------
                                    $    207,423  $    205,019
                                      ============   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent       $    255,000  $    255,000
Interest Payable to Former Parent         93,452        93,452
Accounts Payable and Accrued Expenses     16,500        17,500
                                       -----------   ------------
                                         364,952       365,952
                                       -----------   ------------
Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                     109,601       109,601
  Additional Paid-In Capital           1,341,221     1,341,221
  Accumulated Deficit                 (1,608,351)   (1,611,755)
                                      ------------   ------------
                                        (157,529)     (160,933)
                                      ------------   ------------

                                    $    207,423  $    205,019
                                      ============   ============



            The accompanying notes are an integral part of
                      these financial statements.

                 SUNSTYLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31,



                                1997           1996         1995
                              --------      --------      --------
Revenues:
  Gain on Sale of
    Property and Equipment             0            0       54,006
  Interest Income                  9,602        9,119        7,448
                              -----------   -----------   -----------
    Total Revenues                 9,602        9,119       61,454
                              -----------   -----------   -----------
Cost and Expense:
  General and Administrative       6,198       10,380       24,301
  Interest                             0            0       27,150
                              -----------   -----------   -----------
    Total Expenses                 6,198       10,380       51,451
                              -----------   -----------   -----------
Net Income (Loss)            $     3,404 $     (1,261)  $   10,003
                              ===========   ===========   ===========
Net Income (Loss) Per Share  $      .003 $      (.001)  $      .01
                              ===========   ===========   ===========
Number of Common Shares
  Outstanding                  1,096,014    1,096,014    1,096,014
                              ===========  ===========  ===========






            The accompanying notes are an integral part of
                      these financial statements.

                 SUNSTYLE CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
         FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                        Common Stock    Additional
                     -----------------   Paid-In  Accumulated
                      Shares    Amount   Capital    Deficit     Total
                     -------   -------  ----------  ----------   ------

Balances at
  December 31, 1994  1,096,014 $109,601 $1,341,221 $(1,620,497) $(169,675)


Net Income - 1995            0        0          0      10,003     10,003
                      ---------  -------- ---------  ----------  --------
Balances at
  December 31, 1995  1,096,014  109,601  1,341,221  (1,610,494)  (159,672)


Net Loss - 1996              0        0          0      (1,261)    (1,261)
                      ---------  -------- ---------  ----------   --------
Balances at
  December 31, 1996  1,096,014  109,601  1,341,221  (1,611,755)  (160,933)

Net Income - 1997            0        0          0       3,404      3,404
                      ---------  --------  --------   ---------   --------
Balances at
  December 31, 1997  1,096,014 $109,601 $1,341,221 $(1,608,351) $(157,529)
                      ========= ========= ========== =========== =========




            The accompanying notes are an integral part of
                      these financial statements.

                     SUNSTYLE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                      1997         1996        1995
Cash Flow from Operating            -------       -------     -------
 Activities:
 Net Income (Loss)                $   3,404     $  (1,261)   $ 10,003
 Adjustments to Reconcile Net      ---------     ----------   --------
  Income (Loss) to Net Cash
  Provided by (Used In)
  Operating Activities:
    Depreciation                          0             0       3,310
    (Gain) on Sale of Assets              0             0     (54,006)
    (Increase) Decrease in
      Operating Assets:
       Notes Receivable                   0         7,680         356
    Increase (Decrease) in
      Operating Liabilities:
       Interest Payable to
        Former Parent                     0             0      27,150
       Accounts Payable and
        Accrued Expenses             (1,000)            0      (9,164)
                                    --------      --------    ---------
             Total Adjustments       (1,000)        7,680     (32,354)
                                    ---------    ---------    ---------
Net Cash Provided by (Used in)
 Operating Activities                 2,404         6,419     (22,351)
Cash Flows from Investing           ---------     --------    ---------
 Activities:

 Proceeds from Sale of Assets             0             0     119,655
                                    --------     ---------   --------
Net Cash Provided by
 Investing Activities                     0             0     119,655
                                    --------     ---------    --------
Net Increase (Decrease) in Cash       2,404         6,419      97,304

Cash at Beginning of Period         205,019       198,600     101,296
                                   ---------     --------     --------
Cash at End of Period            $  207,423     $ 205,019   $ 198,600
                                  ==========    =========    =========



              The accompanying notes are an integral part of
                        these financial statements.

                 SUNSTYLE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997

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

     As of December 31, 1997, the Company had a net operating loss carryforward of approximately $2,898,000 for tax purposes which will expire beginning in 2003.

NOTE 3 - NOTES PAYABLE

     Notes payable at December 31, 1997 and 1996 consisted of the following:

                                     1997           1996
     Note payable to former Parent,  ---------      ---------
      unsecured, principal payable
      on demand                     $ 255,000      $ 255,000
                                     =========      =========

NOTE 4 - FEDERAL AND STATE INCOME TAXES

     Substantial losses have been sustained by the Company which raise considerable doubt as to its ability to continue operations. As a result, it is unlikely that the Company will be able to benefit from the deferred tax asset which consists of tax loss carryforwards available as of December 31, 1997. Therefore, a valuation allowance has been established at the full amount of the deferred tax asset.

                                       1997
                                    -----------
     Deferred tax asset            $ 1,168,800
     Less:  valuation allowance     (1,168,800)
                                    -----------
                                   $         0
                                    ===========
     The   change   in  the  valuation  allowance  during  1997   was   as
follows:

     Balance at beginning of year                        $1,170,144
     Decrease due to decrease in deferred
       tax asset                                              1,344
                                                          ----------
     Balance at end of year                              $1,168,800
                                                          ==========

NOTE 5 - CONTINGENCIES AND OTHER EVENTS

     The Company is currently negotiating the settlement of its outstanding debt to its former Parent. Although it is possible a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1997 of $157,529. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.


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

                                 Principal Occupation       Director
        Name         Age       and Other Directorships        Since

 Thomas A. James     56    Chairman of the Board and Chief    1988
                           Executive Officer of Raymond
                           James Financial, Inc.; Chairman
                           of the Board of Raymond James &
                           Associates, Inc.; and Director
                           of Arbor Health Care, Inc.
                           (nursing home management).

 Ralph W.            62    President and Chief Executive      1988
 Quartetti                 Officer of Sunstyle Corporation.


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

Director Compensation

     During 1997, no fees or expenses were paid to the directors because there were no Board or Committee meetings. Both of the current directors are significant owners.

Item 11.  Executive Compensation

     No executive officer received cash or other compensation during 1997.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

     Information is provided below with respect to the beneficial ownership of Sunstyle Common Stock, as of December 31, 1997, of (i) persons owning more than 5% of the Company, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group.

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

Item 13.  Certain Relationships and Related Transactions

     The Company owes interest to Raymond James related to outstanding debt. During 1997, the Company did not engage in any transactions with related parties.

                                PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     a)  Financial statements included with this filing.

     b)  None

     c)  None



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palm Harbor, State of Florida, on the 25th day of July, 2000.

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

     Signature                      Title                    Date



/s/Ralph W. Quartetti      Chief Executive Officer,    July 25, 2000
Ralph W. Quartetti           President and Director



/s/Thomas A. James           Director                  July 25, 2000
Thomas A. James