Form 10-Q
period 1998-06-30
SUNSTYLE CORP
filed 2000-08-04
CIK 839219

9

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                  June 30, 1998

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

     Title of Each Class                Number of Shares
                                         June 30, 1998

Common Stock, $.10 par value                 1,096,014

Name of Each Exchange on Which Registered:

     None


PART I - Financial Information
  Item 1.  Financial Statements


                 SUNSTYLE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                      June 30, 1998  December 31, 1997
                                      -------------  -----------------
                                       (Unaudited)      (Unaudited)
ASSETS

Cash                                   $  207,002         $  207,423
                                       ----------         ----------
  Total Assets                         $  207,002         $  207,423
                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent         $  255,000         $  255,000
Interest Payable to Former Parent          93,452             93,452
Accounts Payable and Accrued Expenses      16,500             16,500
                                       -----------       -----------
  Total Liabilities                    $  364,952         $  364,952
                                       -----------       -----------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
  Authorized 10,000,000 Shares;
  Issued and Outstanding
  1,096,014 Shares                     $  109,601         $  109,601
  Additional Paid-in Capital            1,341,221          1,341,221
  Accumulated Deficit                  (1,608,773)        (1,608,351)
                                       -----------        ----------
  Total Stockholders' Deficit          $ (157,950)        $ (157,529)
                                       -----------        -----------
  Total Liabilities and
  Stockholders' Deficit                $  207,002         $  207,423
                                       ===========        ===========




       The accompanying notes are an integral part of these consolidated financial statements.


           CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)

             FOR THE SIX MONTHS ENDED JUNE 30,


                                          1998            1997
                                       ----------     -----------

Revenues:
  Interest Income                      $    4,696     $     4,650
                                       ------------   -----------

                                            4,696           4,650
                                       ------------   -----------
Costs and Expenses:
  Audit Expense                                 0               0
  General and Administrative                5,117           3,936
                                       ----------     -----------
                                            5,117           3,936
                                       ----------     -----------

Net Income (Loss)                      $     (421)    $       714
                                       ===========    ===========

Net Income (Loss) Per share            $    (.001)     $    (.001)
                                       ===========     ===========






       The accompanying notes are an integral part of these consolidated financial statements.


           CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)

            FOR THE THREE MONTHS ENDED JUNE 30,


                                          1998             1997
                                       ----------     -----------

Revenues:
  Interest Income                      $    2,432     $     2,320
                                       ----------     -----------

                                            2,432           2,320
                                       ----------     -----------
Costs and Expenses:
  General and Administrative                2,951           1,874
                                       ----------     -----------
                                            2,951           1,874
                                       ----------     -----------

Net Income (Loss)                      $     (519)    $      (446)
                                       ===========    ===========

Net Loss Per share                     $    (.001)    $      .001
                                       ===========    ===========







       The accompanying notes are an integral part of these consolidated financial statements.


           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited)

             FOR THE SIX MONTHS ENDED JUNE 30,


                                          1998           1997
                                       -----------    -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                    $     (421)     $      714
                                       -----------    -----------
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities:

  Change in Operating Assets and Liabilities:
  (Decrease) in Audit Payable                   0          (1,000)
                                       -----------    -----------

  Total Adjustments                             0          (1,000)
                                       -----------    -----------
Net Cash Used in Operating Activities        (421)           (286)
                                       -----------    -----------

Net Decrease in Cash                         (421)           (286)

Cash at Beginning of Period               207,423         205,019
                                       -----------    -----------

Cash at End of Period                  $  207,002      $  204,733
                                       ===========    ===========





       The accompanying notes are an integral part of these consolidated financial statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)
                       June 30, 1998


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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1998, of $(157,950). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.


 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS
                       June 30, 1998

Results of Operations

  For the Six Months Ended June 30, 1998 and 1997:

  Interest income increased from $4,650 for the six months ended June 30, 1997, to $4,696 for the six months ended June 30, 1998. General and administrative expenses increased from $3,936 for the six months ended June 30, 1997, to $5,117 for the six months ended June 30, 1998. As a result of the above, the Company had a net income of $714 in 1997 compared to a net loss of $421 in 1998.

  For the Three Months Ended June 30, 1998 and 1997:

   Interest income increased from $2,320 for the three months ended June 30, 1997, to $2,432 for the three months ended June 30, 1998. General and administrative expenses increased from $1,874 for the three months ended June 30, 1997, to $2,952 for the three months ended June 30, 1998. As a result of the above, the Company had a net income of $446 in 1997 compared to a net loss of $520 in 1998.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1998, of $(157,950). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.



                         SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SUNSTYLE CORPORATION
                         (Registrant)


Date: July 27, 2000      By:/s/Ralph W. Quartetti
                         Ralph W. Quartetti, President
                         Chief Executive Officer and
                         Chief Financial Officer