Form 10-K
period 1998-12-31
SUNSTYLE CORP
filed 2000-10-26
CIK 839219

1
                   SECURITIES & EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES

For the fiscal year ended       December 31, 1998

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1998: $10,960.

Number of Common shares outstanding (September 30, 1998):  1,096,014

                         SUNSTYLE CORPORATION

                           December 31, 1998

                                PART I
Item 1. Business

COMPANY

      Sunstyle Corporation is a Florida corporation whose only asset currently is its 100% ownership of Sunstyle Homes Corporation, which in turn has several consolidated subsidiaries including Sunstyle Homes Corporation of Citrus County and Briarwood Enterprises. The consoli-dated entity is hereafter collectively referred to as "Sunstyle" or the "Company". Sunstyle has been principally engaged in real estate acquisition and development and the construction of single family housing on the west coast of Florida.

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

Item 2.  Properties

     The company does not own any property or land as of December 31, 1998.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.
                                PART II

Item 5. Market for the Registrant's Securities and Related Security
Holder Matters

    The Company's stock is traded on the Over-The-Counter market. The following table sets forth for the periods indicated the high and low prices for the Company's common stock:

                              1998                          1997
                            --------                      --------
Quarter ended           High      Low                 High       Low
-------------          ------   ------                ------   ------
    All                 $.25     $.01                  $.005   $.005

     The Company does not intend to pay dividends on its common stock except in the possible case of a liquidating dividend. Should the Company merge with another company and retain its shares, its future dividend policy will be determined by its Board of Directors in light of the Company's earnings and financial position.



Item 6.   Selected Financial Data

                       1998       1997      1996        1995      1994
                      -----       -----     -----       -----     -----
               (dollar figures in thousands, except per share information) Operating Results:
Revenues (1)         $    10     $    10   $    9     $    61     $   5

Net  Income (loss)   $    14     $     3   $   (1)    $    10     $ (50)
Net income (loss)
  per share          $   .01     $  .003   $(.001)    $   .01     $(.05)


                        1998       1997      1996       1995       1994
                       -----      -----      -----      -----      -----
               (dollar figures in thousands, except per share information) Financial Condition:
Total assets        $    208   $    207   $    205   $    206   $    178
Notes payable:
  Former Parent     $    255   $    255   $    255   $    255   $    255
  Banks                    0          0          0          0          0
    Total notes        --------   --------  --------  --------    -------
    payable         $    255   $    255   $    255   $    255   $    255
                       ========   ========  ========  ========    =======
Stockholders'
  equity (deficit)  $   (144)  $   (158)  $   (161)  $   (160)  $   (170)
Book value par
  share (2)         $  (0.13)  $  (0.14)  $  (0.15)  $  (0.15)  $  (0.15)


(1) Including revenues of unconsolidated partnerships, revenues were $10,000, $10,000, $9,000, $61,000, and $5,000 for the years ended
  December 31, 1998, 1997, 1996, 1995, and 1994, respectively.

(2) The per share information is based upon 1,096,014 shares of Common Stock for the years ended December 31, 1998, 1997, 1996, 1995, and 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31,
1997

The Company's revenues of $9,625 for 1998 consisted of $9,625 interest earned on savings accounts. The Company's only activity in the year ended December 31, 1998, was administrative.

General and administrative expenses totaled $10,571 for the year ended December 31, 1998, combined with $14,500 of accounts payable which were written off against expenses, resulting in net income for the year of $13,554.

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

General and administrative expenses totaled $10,380 for the year ended December 31, 1996, resulting in net loss for the year of $1,261.

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

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1998 of $143,975. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

Item 8.  Financial Statements and Supplementary Data



                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Sunstyle Corporation
 Largo, Florida


     We have audited the accompanying consolidated balance sheets of Sunstyle Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstyle Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 5 to the consolidated financial statements, the Company's substantial net losses and deficit net worth of $143,975 raise considerable doubt as to the Company's ability to continue operations. The consolidated financial statements do not include any adjustments regarding this uncertainty.


Spence, Marston, Bunch, Morris & Co.
Certified Public Accountants

Clearwater, Florida
Date: May 22, 2000


                      CONSOLIDATED BALANCE SHEETS

                             December 31,

                                                  1998          1997
                                             -----------    -----------
     ASSETS

Cash                                        $    208,477    $   207,423
                                             ------------    ------------
                                            $    208,477    $   207,423
                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent               $   255,000     $  255,000
Interest Payable to Former Parent                93,452         93,452
Accounts Payable and Accrued Expenses             4,000         16,500
                                            ------------    ------------
                                                352,452        364,952
                                            ------------    ------------
Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                            109,601       109,601
  Additional Paid-In Capital                  1,341,221     1,341,221
  Accumulated Deficit                        (1,594,797)   (1,608,351)
                                            ------------   ------------
                                               (143,975)     (157,529)
                                            ------------   ------------

                                            $   208,477   $   207,423
                                            ============   ============





            The accompanying notes are an integral part of
                      these financial statements.



                 CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED DECEMBER 31,



                                         1998          1997         1996
                                     -----------   -----------   -----------
Revenues:
  Interest Income                  $    9,625    $   9,602     $   9,119
  Other Income                         12,500            0             0
                                    ------------   -----------   -----------
    Total Revenues                     22,125        9,602         9,119
                                    ------------   -----------   -----------
Cost and Expense:
  General and Administrative            8,571        6,198        10,380
                                    ----------     -----------  -----------
    Total Expenses                      8,571        6,198        10,380
                                  ------------     -----------  -----------

Net Income (Loss)                  $   13,554     $  3,404     $  (1,261)
                                  ============   ===========  ===========

Net Income (Loss) Per Share        $      .01     $   .003      $  (.001)
                                  ============    ===========  ===========
Number of Common Shares
  Outstanding                       1,096,014    1,096,014     1,096,014
                                  ============   ============  ===========






            The accompanying notes are an integral part of
                      these financial statements.



      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

         FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                       Common Stock      Additional
                      -----------------  Paid-In    Accumulated
                      Shares    Amount   Capital      Deficit     Total
                      -------   -------   ---------  -----------   -----

Balances at
  December 31, 1995  1,096,014  $109,601  $1,341,221 $(1,610,494) $(159,672)


Net Loss - 1996              0         0           0      (1,261)    (1,261)
                      ---------  --------  ----------  -----------  --------
Balances at
  December 31, 1996  1,096,014   109,601   1,341,221   (1,611,755) (160,933)


Net Income - 1997           0         0          0        3,404     3,404
                      ---------   --------   --------- ----------  --------
Balances at
  December 31, 1997  1,096,014  109,601  1,341,221  (1,608,351)  (157,529)

Net Income - 1998            0        0          0      13,554     13,554
                      --------- --------  ---------  ----------  ---------
Balances at
  December 31, 1998 1,096,014  $109,601 $1,341,221 $(1,594,797) $(143,975)
                     =========   ========  =========  =========== =========







            The accompanying notes are an integral part of
                      these financial statements.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 31,


                                        1998           1997          1996
                                      -------        -------       -------
Cash Flow from Operating Activities:
 Net Income (Loss)                  $  13,554       $  3,404    $  (1,261)
 Adjustments to Reconcile Net Income ---------     ---------     ---------
   (Loss) to Net Cash Provided by
    (Used In) Operating Activities:
      (Increase) Decrease in Operating
       Assets:
        Notes Receivable                    0              0        7,680
      Increase (Decrease) in Operating
        Liabilities:
          Accounts Payable and Accrued
          Expenses                   (12,500)       (1,000)           0
                                   ----------      ----------  ----------
            Total Adjustments        (12,500)       (1,000)       7,680
                                   ----------      ----------  ----------
Net Cash Provided by
  Operating Activities                 1,054         2,404        6,419
                                    ----------      ----------  ----------

Net Increase in Cash                   1,054         2,404        6,419

Cash at Beginning of Period          207,423       205,019      198,600
                                   ----------    ----------    ----------
Cash at End of Period              $ 208,477     $ 207,423    $ 205,019
                                   ==========    ==========    ==========







              The accompanying notes are an integral part of
                        these financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998

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

     Sunstyle   Corporation,   including  its  consolidated   subsidiaries
consisting   of   Sunstyle  and  Sunstyle  -  Citrus,   are   collectively
referred to as the "Company".

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

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash investments in excess of federally insured limits. The Company places its cash invest-ments with high credit quality financial institutions and in a money market mutual fund that is managed by a wholly owned subsidiary of Raymond James Financial, Inc.

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

     As of December 31, 1998, the Company had a net operating loss carryforward of approximately $2,885,000 for tax purposes which will expire beginning in 2003.

NOTE 3 - NOTES PAYABLE

     Notes  payable  at  December  31, 1998  and  1997  consisted  of  the following:
                                         1998              1997
     Note payable to former Parent,      -----            -----
     unsecured, principal payable on
     demand                         $  255,000        $  255,000
                                     ==========        ==========

     Sunstyle has an interest bearing demand note payable to Raymond James Financial, Inc., the Company's former parent. The note bears interest at prime plus one percent. Raymond James Financial, Inc. has an allowance for doubtful accounts for the total amount of interest income receivable from Sunstyle because they do not consider payment of the interest probable. For the same reason, no interest is being accrued on Sunstyle's books for the note payable. There is an understanding between the parties that the note will be paid, as cash becomes available or upon the Company's sale.

NOTE 4 - FEDERAL AND STATE INCOME TAXES:

     Substantial losses have been sustained by the Company which raise considerable doubt as to its ability to continue operations. As a result, it is unlikely that the Company will be able to benefit from the deferred tax asset which consists of tax loss carryforwards available as of December 31, 1998. Therefore, a valuation allowance has been established at the full amount of the deferred tax asset.

                                                  1998
                                                  -----
     Deferred tax asset                     $ 1,163,446
     Less:  valuation allowance              (1,163,446)
                                              ------------
                                            $         0
                                              ============
     The   change   in  the  valuation  allowance  during  1998   was   as
follows:

     Balance at beginning of year           $ 1,168,800
     Decrease due to decrease in deferred
       tax asset                                  5,354
                                               ----------
     Balance at end of year                 $ 1,163,446
                                               ==========
NOTE 5 - CONTINGENCIES AND OTHER EVENTS:

     The Company is currently negotiating the settlement of its outstanding debt to its former Parent. Although it is possible a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1998 of $143,975. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

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
                              Principal Occupation        Director
      Name         Age        And Other Directorships       Since
Thomas A. James     57   Chairman of the Board and          1988
                         Chief Executive Officer of
                         Raymond James Financial, Inc.;
                         Chairman of the Board of
                         Raymond James & Associates,
Ralph W.            63   Inc.                               1988
Quartetti                President of Sunstyle
                         Corporation, President of
                         Sunketch Construction.
     Unless otherwise indicated, the directors have held the same principal occupations for at least five years.

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

    Director Compensation

     During  1998,  no  fees or expenses were paid  to  the  directors
because  there  were  no  Board or Committee meetings.   Both  of  the
current directors are significant owners.

Item 11.  Executive Compensation

     No executive officer received cash or other compensation during 1998.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

     Information is provided below with respect to the beneficial ownership of Sunstyle Common Stock, as of December 31, 1998, of (i) persons owning more than 5% of the Company, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group.
                                   Shares
     Name                      Beneficially Owned            Percent
     Thomas A. James (1)           447,466  (2)  (3)           40.9%
     Christopher W. James (1)      116,894  (2)                10.6%
     Carr Securities Corporation   107,229  (4)                 9.8%
     Golda Meir Endowment
     Corporation                   61,500   (7)                 5.6%
     Ralph W. Quartetti            59,193   (5)                 5.4%
     Herbert E. Ehlers             58,898   (6)                 5.4%

     All Directors & Officers
     As a Group (2 Persons)       507,222                      46.3%

(1) Messrs. Thomas A. James and Christopher W. James are brothers. Their address is 880 Carillon Parkway, St. Petersburg, FL 33716.

(2) Includes (i) 111,320 shares owned by the Robert A. James Trust, established for the benefit of members of the James family, (ii) 4,474 shares owned by the James Grandchildren's Trust, for which trusts Thomas A. and Christopher W. James serve as co-trustees, and (iii) 563 shares owned by Mary S. James.

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

Item 13.  Certain Relationships and Related Transactions

     The Company owes interest to Raymond James related to outstanding
debt.   During  1998, the Company did not engage in  any  transactions with related parties.


                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     a)  Financial statements included with this filing.

     b)  None

     c)  None








SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palm Harbor, State of Florida, on the 4th day of October, 2000.

                                 SUNSTYLE CORPORATION

                              By  /s/Ralph W. Quartetti
                                  Ralph W. Quartetti, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                      Title                    Date


/s/Ralph  W.  Quartetti            President           October 4, 2000
Ralph W. Quartetti


/s/Thomas A. James               Director              October 4, 2000
Thomas A. James