Form 10-Q
period 1999-03-31
SUNSTYLE CORP
filed 2000-10-26
CIK 839219

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              March 31, 1999

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


     Title of Each Class                 Number of Shares
                                          March 31, 1999

Common Stock, $.10 par value                 1,096,014

Name of Each Exchange on Which Registered:

     None


PART I - Financial Information
  Item 1.  Financial Statements


           SUNSTYLE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

                                   March 31, 1999     December 31, 1998
                                   ----------------  -----------------
                                       (Unaudited)       (Unaudited)

ASSETS

Cash                                   $  207,277       $  208,477
                                       ----------       ----------
   Total Assets                        $  207,277       $  208,477
                                       ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent         $  255,000       $  255,000
Interest Payable to Former Parent          93,452           93,452
Accounts Payable and Accrued Expenses       4,000            4,000
                                       -----------      ----------
  Total Liabilities                    $  352,452       $  352,452
                                       -----------      ----------

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
  Authorized 10,000,000 Shares;
  Issued and Outstanding
   1,096,014 Shares                    $  109,601       $  109,601
  Additional Paid-in Capital            1,341,221        1,341,221
  Accumulated Deficit                  (1,595,997)      (1,594,797)
                                       -----------      -----------
  Total Stockholders' Deficit          $ (145,175)      $ (143,975)
                                       -----------      -----------
  Total Liabilities and
       Stockholders' Deficit           $  207,277       $  208,477
                                       ===========      ===========




       The accompanying notes are an integral part of these consolidated financial statements.



            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)

            FOR THE THREE MONTHS ENDED MARCH 31,

                                 1999                  1998
                            ----------            -----------

Revenues:
  Interest Income           $   1,936             $    2,264
                            ----------            -----------

                                1,936                  2,264
                            ----------            -----------
Costs and Expenses:
  General and Administrative    3,136                  2,166
                            ----------            -----------
                                3,136                  2,166
                            ----------            -----------

Net Income (Loss)           $  (1,200)            $       98
                            ==========            ==========

Net Loss Per share          $   (.001)            $     .001
                            ==========            ==========









       The accompanying notes are an integral part of these consolidated financial statements.



               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                FOR THE THREE MONTHS ENDED MARCH 31,


                                             1999           1998
                                         -----------    -----------
Cash Flows from Operating Activities:
   Net Income                            $   (1,200)    $      98
                                         -----------    -----------
  Adjustments to Reconcile Net Income
  to Net Cash Provided by
  Operating Activities:
  Change in Operating Assets and Liabilities:
     (Decrease) in Audit Payable                  0             0
                                         -----------    -----------

      Total Adjustments                           0             0
                                         -----------    -----------
Net Cash Provided by (Used in) Operating
  Activities                                 (1,200)           98
                                         -----------    -----------

Net Increase (Decrease) in Cash              (1,200)           98

Cash at Beginning of Period                 208,477       207,423
                                         -----------    -----------

Cash at End of Period                   $   207,277    $  207,521
                                        ===========    ===========






       The accompanying notes are an integral part of these consolidated financial statements.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                         March 31, 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

  Reclassification

   Certain items in the 1998 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1999 statements.

  Federal and State Income Taxes

   Substantial losses have been sustained by the Company which raises considerable doubt as to its ability to continue operations. As a result of the above, it is unlikely that the Company will be able to benefit from the approximately $2,885,000 in tax loss carry forwards available as of December 31, 1998. Therefore, no provision has been made in these statements for any deferred tax benefit.

NOTE 2 - CONTINGENCIES AND OTHER EVENTS:

  The Company is negotiating the settlement of its outstanding debt to its former Parent. Although it is possible that a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at March 31, 1999, of $(145,175). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.



      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

                         March 31, 1999


Results of Operations

  For the Three Months Ended March 31, 1999 and 1998:

   Interest income decreased from $2,264 for the three months ended March 31, 1998, to $1,936 for the three months ended March 31, 1999. General and administrative expenses increased from $2,166 for the three months ended March 31, 1998, to $3,136 for the three months ended March 31, 1999. As a result of the above, the Company had a net loss of $1,200 in 1999 compared to a net income of $98 in 1998.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at March 31, 1999, of $(145,175). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.










                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SUNSTYLE CORPORATION
                         (Registrant)


Date: August 1, 2000     By:/s/Ralph W. Quartetti
                         Ralph W. Quartetti, President
                         Chief Executive Officer and
                         Chief Financial Officer