Form 10-Q
period 1999-06-30
SUNSTYLE CORP
filed 2000-10-26
CIK 839219

8
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                  June 30, 1999

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

     Title of Each Class                Number of Shares
                                         June 30, 1999

Common Stock, $.10 par value                 1,096,014

Name of Each Exchange on Which Registered:

     None


PART I - Financial Information
  Item 1.  Financial Statements

                 SUNSTYLE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                      June 30, 1999    December 31, 1998
                                      -------------    -----------------
                                       (Unaudited)        (Unaudited)
ASSETS

Cash                                   $  207,114         $  208,477
                                       ----------         ----------
  Total Assets                         $  207,114         $  208,477
                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent         $  255,000         $  255,000
Interest Payable to Former Parent          93,452             93,452
Accounts Payable and Accrued Expenses       4,000              4,000
                                       -----------        -----------
  Total Liabilities                    $  352,452         $  352,452
                                       -----------        -----------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
  Authorized 10,000,000 Shares;
  Issued and Outstanding
  1,096,014  Shares                    $  109,601         $  109,601
  Additional Paid-in Capital            1,341,221          1,341,221
  Accumulated Deficit                  (1,596,160)        (1,594,797)
                                       -----------        ----------
  Total Stockholders' Deficit          $ (145,338)        $ (143,975)
                                       -----------        -----------
  Total Liabilities and
  Stockholders' Deficit                $  207,114         $  208,477
                                       ===========        ===========




       The accompanying notes are an integral part of these consolidated financial statements.


              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30,

                                          1999            1998
                                       ----------     -----------

Revenues:
   Interest Income                     $     4,068    $    4,696
                                       ------------   -----------

                                             4,068         4,696
                                       ------------   -----------
Costs and Expenses:
  General and Administrative                 5,431         5,117
                                       ------------   -----------
                                             5,431         5,117
                                       ------------   -----------

Net Loss                               $    (1,363)    $    (421)
                                       ============   ===========

Net Loss Per share                     $     (.001)    $   (.001)
                                       ============   ===========






       The accompanying notes are an integral part of these consolidated financial statements.


               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                FOR THE THREE MONTHS ENDED JUNE 30,


                                           1999            1998
                                       ----------     -----------

Revenues:
  Interest Income                      $    2,132     $    2,432
                                       ----------     -----------

                                            2,132          2,432
                                       ----------     -----------
Costs and Expenses:
  General and Administrative                2,295          2,951
                                       ----------     -----------
                                            2,295          2,951
                                       ----------     -----------

Net Loss                               $     (163)    $     (519)
                                       ===========    ===========

Net Loss Per share                     $    (.001)    $    (.001)
                                       ===========    ===========






       The accompanying notes are an integral part of these consolidated financial statements.


                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                  FOR THE SIX MONTHS ENDED JUNE 30,

                                              1999          1998
                                          -----------    -----------
Cash Flows from Operating Activities:

    Net Income (Loss)                     $  (1,363)     $    (421)
                                          -----------    -----------
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operating Activities:

  Change in Operating Assets and Liabilities:
  (Decrease) in Audit Payable                     0              0
                                          -----------    -----------

  Total Adjustments                               0              0
                                          -----------    -----------
Net Cash Used in Operating Activities        (1,363)          (421)
                                          -----------    -----------

Net Decrease in Cash                         (1,363)          (421)

Cash at Beginning of Period                 208,477        207,423
                                          -----------   -----------

Cash at End of Period                    $  207,114     $  207,423
                                         ===========    ===========





       The accompanying notes are an integral part of these consolidated financial statements.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                           June 30, 1999

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1999, of $(145,338). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.


        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                            June 30, 1999

Results of Operations

  For the Six Months Ended June 30, 1999 and 1998:

  Interest income decreased from $4,696 for the six months ended June 30, 1998, to $4,068 for the six months ended June 30, 1999. General and administrative expenses increased from $5,117 for the six months ended June 30, 1998, to $5,431 for the six months ended June 30, 1999. As a result of the above, the Company had net losses of $421 in 1998 and $1,363 in 1999.

  For the Three Months Ended June 30, 1999 and 1998:

   Interest income decreased from $2,432 for the three months ended June 30, 1998, to $2,132 for the three months ended June 30, 1999. General and administrative expenses decreased from $2,951 for the three months ended June 30, 1998, to $2,295 for the three months ended June 30, 1999. As a result of the above, the Company had net losses of $519 in 1998 and $163 in 1999.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 1999, of $(145,338). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.




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