Form 10-Q
period 1999-09-30
SUNSTYLE CORP
filed 2000-10-26
CIK 839219

1
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                September 30, 1999

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

     Title of Each Class                     Number of Shares
                                             September 30, 1999

Common Stock, $.10 par value                      1,096,014

Name of Each Exchange on Which Registered:

     None


PART I - Financial Information
  Item 1.  Financial Statements

                 SUNSTYLE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                                      September 30,    December 31,
                                          1999            1998
                                       -----------     ------------
                                       (Unaudited)      (Audited)
ASSETS

Cash                                   $  208,222     $  208,477
                                       ----------     ----------
   Total Assets                        $  208,222     $  208,477
                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes Payable to Former Parent         $  255,000      $  255,000
Interest Payable to Former Parent          93,452          93,452
Accounts Payable and Accrued Expenses       4,000           4,000
                                        ----------     ----------
  Total Liabilities                    $  352,452      $  352,452
                                        ----------     ----------

Commitments and Contingencies

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
  Authorized 10,000,000 Shares;
  Issued and Outstanding
  1,096,014 Shares                     $   109,601     $  109,601
  Additional Paid-in Capital             1,341,221      1,341,221
  Accumulated Deficit                   (1,595,052)    (1,594,797)
                                       -----------     ----------
  Total Stockholders' Deficit             (144,230)      (143,975)
                                       -----------     -----------
  Total Liabilities and
  Stockholders' Deficit                $   208,222     $  208,477
                                       ===========     ===========





       The accompanying notes are an integral part of these consolidated financial statements.


                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

               FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                           1999           1998
                                       -----------    -----------

Revenues:
  Interest Income                      $    6,350     $   7,165
                                       ----------     ----------

                                            6,350         7,165
                                       ----------     ----------
Costs and Expenses:
  General and Administrative                6,605         7,399
                                       ----------     ----------
                                            6,605         7,399
                                       ----------     ----------

Net Loss                               $     (255)     $   (234)
                                       ===========     ==========

Net Loss Per share                     $    (.001)     $  (.001)
                                       ===========    ===========







       The accompanying notes are an integral part of these consolidated financial statements.



                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

               FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                           1999          1998
                                       ----------     ----------

Revenues:
  Interest Income                          2,282          2,469
                                       ----------     -----------

                                           2,282          2,469
                                       ----------      ----------
Costs and Expenses:
  General and Administrative               1,174          2,282
                                       ----------     ----------
                                           1,174          2,282
                                       ----------     ----------

Net Income                             $   1,108      $     187
                                       ==========     ==========

Net Income Per share                   $    .001      $    .001
                                       ==========     ==========





       The accompanying notes are an integral part of these consolidated financial statements.


                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

               FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                               1999           1998
                                           -----------    -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                       $     (255)    $     (234)
                                           -----------    -----------
  Adjustments to Reconcile Net Income (Loss)
  Change in Operating Assets and Liabilities:
    Accrued  Expenses                              0              0
                                           -----------    -----------

  Total Adjustments                                0              0
                                           -----------    -----------
Net Cash Provided by (Used in) Operating
  Activities                                    (255)          (234)
                                           -----------    -----------

Net Increase (Decrease) in Cash                    0           (234)

Cash at Beginning of Period                  208,477        207,423
                                           -----------    -----------

Cash at End of Period                     $  208,222     $  207,189
                                          ===========    ===========




       The accompanying notes are an integral part of these consolidated financial statements.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                         September 30, 1999


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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 1999, of $144,230. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.


     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

                       September 30, 1999

Results of Operations

  For the Nine Months Ended September 30, 1999 and 1998:

   Interest income decreased from $7,165 for the nine months ended September 30, 1998, to $6,350 for the nine months ended September 30, 1999. General and administrative expenses decreased from $7,399 for the nine months ended September 30, 1998, to $6,605 for the nine months ended September 30, 1999. As a result of the above, the Company had net losses of $234 in 1998 and $255 in 1999.

  For the Three Months Ended September 30, 1999 and 1998:

   Interest income decreased from $2,469 for the three months ended September 30, 1998, to $2,282 for the three months ended September 30, 1999. General and administrative expenses decreased from $2,282 for the three months ended September 30, 1998, to $1,174 for the three months ended September 30, 1999. As a result of the above, the Company had net income of $187 in 1998 and $1,108 in 1999.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 1999, of $(144,230). These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.



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