Form 10-K
period 1999-12-31
SUNSTYLE CORP
filed 2000-11-03
CIK 839219

1
                   SECURITIES & EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES

For the fiscal year ended       December 31, 1999

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1999: $10,960.

Number of Common shares outstanding (September 30, 1999):  1,096,014

                         SUNSTYLE CORPORATION

                           December 31, 1999

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

Item 2.  Properties

     The company does not own any property or land as of December 31, 1999.

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

     None.

                                PART II

Item 5. Market for the Registrant's Securities and Related Security
Holder Matters

    The Company's stock is traded on the Over-The-Counter market. The following table sets forth for the periods indicated the high and low prices for the Company's common stock:

                              1999                         1998
                            --------                      --------
Quarter ended         High     Low                  High       Low
-------------          ------   ------                ------   ------
    All              $ .01   $ .001                $ .25     $ .01

     The Company does not intend to pay dividends on its common stock except in the possible case of a liquidating dividend. Should the Company merge with another company and retain its shares, its future dividend policy will be determined by its Board of Directors in light of the Company's earnings and financial position.


Item 6.   Selected Financial Data

                       1999       1998      1997        1996      1995
                      -----       -----     -----       -----     -----
             (dollar figures in thousands, except per share information) Operating Results:
Revenues (1)        $     9     $    10    $   10      $    9     $  61

Net Income (loss)   $    (3)    $    14    $    3      $   (1)    $  10

Net income (loss)
  per share         $ (.003)    $  (.01)   $ .003      $(.001)    $ .01


                      1999        1998       1997       1996      1995
                      -----       -----      -----      -----     -----
               (dollar figures in thousands, except per share information) Financial Condition:
Total assets        $   208     $   208     $   207    $   205    $   206
Notes payable:
  Former Parent     $   255     $   255     $   255    $   255    $   255
  Banks                   0           0           0          0          0
    Total notes     --------    --------    --------    --------   -------
    payable         $   255     $   255     $   255    $   255    $   255
                    ========    ========    ========    ========   =======
Stockholders'
  equity (deficit)  $  (147)    $  (144)    $  (158)   $  (161)   $  (160)
Book value par
  share (2)         $ (0.13)    $ (0.13)    $ (0.14)   $ (0.15)   $ (0.15)


(1) Including revenues of unconsolidated partnerships, revenues were $9,000, $10,000, $10,000, $9,000, and $61,000 for the years ended
  December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

(2) The per share information is based upon 1,096,014 shares of Common Stock for the years ended December 31, 1999, 1998, 1997, 1996, and 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31,
1998

The Company's revenues of $9,000 for 1999 consisted of $9,000 interest earned on savings accounts. The Company's only activity in the year ended December 31, 1999, was administrative.

General and administrative expenses totaled $11,781 for the year ended December 31, 1999 resulting in net loss for the year of $2,781.

The Company's revenues of $9,625 for 1998 consisted of $9,625 interest earned on savings accounts. The Company's only activity in the year ended December 31, 1998, was administrative.

General and administrative expenses totaled $10,571 for the year ended December 31, 1998, combined with $14,500 of accounts payable which were written off against expenses, resulting in a net income for the year of $13,554.

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

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1999 of $146,756. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.



                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Sunstyle Corporation
 Largo, Florida


     We have audited the accompanying consolidated balance sheets of Sunstyle Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunstyle Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 5 to the consolidated financial statements, the Company's substantial net losses and deficit net worth of $146,756 raise considerable doubt as to the Company's ability to continue operations. The consolidated financial statements do not include any adjustments regarding this uncertainty.

Spence, Marston, Bunch, Morris & Co.
Certified Public Accountants

Clearwater, Florida
Date: July 13, 2000

                 SUNSTYLE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                             December 31,

                                                  1999          1998
                                             -----------    -----------
     ASSETS

Cash                                        $   207,696     $   208,477
                                            ------------    ------------
                                            $   207,696     $   208,477
                                            ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent               $   255,000    $   255,000
Interest Payable to Former Parent                93,452         93,452
Accounts Payable and Accrued Expenses             6,000          4,000
                                             ------------  ------------
                                                354,452        352,452
                                             ------------  ------------
Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                            109,601        109,601
  Additional Paid-In Capital                  1,341,221      1,341,221
  Accumulated Deficit                        (1,597,578)    (1,594,797)
                                             ------------   ------------
                                               (146,756)      (143,975)
                                             ------------   ------------

                                            $   207,696    $   208,477
                                             ============   ============





            The accompanying notes are an integral part of
                      these financial statements.


                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31,



                                         1999         1998         1997
                                    -----------   -----------   -----------
Revenues:
  Interest Income                  $   9,000      $  9,625       $ 9,602
  Other Income                             0        12,500             0
                                  ------------   -----------   -----------
    Total Revenues                     9,000        22,125         9,602
                                  ------------   -----------   -----------
Cost and Expense:
  General and Administrative          11,781         8,571         6,198
                                  ------------   -----------   -----------
    Total Expenses                    11,781         8,571         6,198
                                  ------------   -----------   -----------

Net Income (Loss)                  $  (2,781)    $  13,554      $  3,404
                                  ============   ===========   ===========

Net Income (Loss) Per Share        $   (.003)    $     .01      $   .003
                                  ============   ===========   ===========
Number of Common Shares
  Outstanding                       1,096,014    1,096,014     1,096,014
                                  ============   ===========   ===========






            The accompanying notes are an integral part of
                      these financial statements.




      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

         FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                       Common Stock      Additional
                      -----------------  Paid-In    Accumulated
                      Shares    Amount   Capital      Deficit      Total
                      -------  -------   ---------   -----------   -----

Balances at
  December 31, 1996  1,096,014  $109,601  $1,341,221 $(1,611,755) $(160,933)

Net Income - 1997            0         0           0       3,404      3,404
                      ---------  --------  ---------   ----------  --------
Balances at
  December 31, 1997  1,096,014   109,601   1,341,221  (1,608,351) (157,529)

Net Income - 1998            0         0           0      13,554    13,554
                      ---------  --------  ---------   ----------  --------
Balances at
  December 31, 1998  1,096,014   109,601   1,341,221  (1,594,797) (143,975)

Net Loss - 1999              0         0           0      (2,781)   (2,781)
                      --------   --------   --------    ---------  --------
Balances at
  December 31, 1999  1,096,014  $109,601  $1,341,221$(1,597,578) $(146,756)
                     =========   ========  =========   ==========  ========






            The accompanying notes are an integral part of
                      these financial statements.



                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 31,


                                         1999         1998          1997
                                       -------      -------        -------
Cash Flow from Operating Activities:
 Net Income (Loss)                   $ (2,781)      $ 13,554       $ 3,404
 Adjustments to Reconcile Net Income  ---------     ---------     ---------
   (Loss) to Net Cash Provided by
    (Used In) Operating Activities:
    Increase (Decrease) in Operating
       Liabilities:
         Accounts Payable and Accrued
         Expenses                       2,000        (12,500)      (1,000)
                                     ----------    ----------    ----------
            Total Adjustments           2,000        (12,500)      (1,000)
                                     ----------      ----------   ----------
Net Cash Provided by (Used in)
  Operating Activities                  (781)          1,054        2,404
                                     ----------      ----------   ---------
Net Increase (Decrease) in Cash         (781)          1,054        2,404

Cash at Beginning of Period          208,477         207,423      205,019
                                    ---------       ----------    --------
Cash at End of Period              $ 207,696       $ 208,477    $ 207,423
                                   ==========       ==========   =========






              The accompanying notes are an integral part of
                        these financial statements.


                 SUNSTYLE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999

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

     As of December 31, 1999, the Company had a net operating loss carryforward of approximately $2,887,561 for tax purposes which will expire beginning in 2003.

NOTE 3 - NOTES PAYABLE

     Notes  payable  at  December  31, 1999  and  1998  consisted  of  the following:
                                          1999              1998
     Note payable to former Parent,       -----            -----
     unsecured, principal payable on
     demand                           $  255,000         $  255,000
                                       ==========        ==========

      Sunstyle has an interest bearing demand note payable to Raymond James Financial, Inc., the Company's former parent. The note bears interest at prime plus one percent. Raymond James Financial, Inc. has an allowance for doubtful accounts for the total amount of the interest income receivable from Sunstyle because they do not consider payment of the interest probable. For the same reason, no interest is being accrued on Sunstyle's books for the note payable. There is an understanding between the parties that the note will be paid, as cash becomes available or upon the Company's sale.

NOTE 4 - FEDERAL AND STATE INCOME TAXES:

     Substantial losses have been sustained by the Company which raise considerable doubt as to its ability to continue operations. As a result, it is unlikely that the Company will be able to benefit from the deferred tax asset which consists of tax loss carryforwards available as of December 31, 1999. Therefore, a valuation allowance has been established at the full amount of the deferred tax asset.

                                                  1999
                                                  -----
     Deferred tax asset                      $ 1,164,544
     Less:  valuation allowance                1,164,544
                                              ------------
                                             $         0
                                              ============
     The   change   in  the  valuation  allowance  during  1999   was   as
follows:

     Balance at beginning of year            $ 1,163,446
     Increase due to increase in deferred
       tax asset                                   1,098
                                             -----------
     Balance at end of year                  $ 1,164,544
                                             ===========

NOTE 5 - CONTINGENCIES AND OTHER EVENTS:

     The Company is currently negotiating the settlement of its outstanding debt to its former Parent. Although it is possible a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 1999 of $146,756. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

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

                              Principal Occupation          Director
       Name         Age       And Other Directorships         Since
Thomas A. James      58   Chairman of the Board and            1988
                          Chief Executive Officer of
                          Raymond James Financial, Inc.;
                          Chairman of the Board of
                          Raymond James & Associates, Inc.
Ralph W. Quartetti   64   President and Chief Executive        1988
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

Director Compensation

     During  1999,  no  fees or expenses were paid  to  the  directors
because  there  were  no  Board or Committee meetings.   Both  of  the
current directors are significant owners.

Item 11.  Executive Compensation

     No executive officer received cash or other compensation during 1998.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

     Information is provided below with respect to the beneficial ownership of Sunstyle Common Stock, as of December 31, 1999, of (i) persons owning more than 5% of the Company, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group.

          Name                    Shares                 Percent
                             Beneficially Owned
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

(1) Messrs. Thomas A. James and Christoper W. James are brothers. Their address is 880 Carillon Parkway, St. Petersburg, FL 33716.

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

(5) On December 6, 1988, the Board of Directors of Sunstyle agreed to grant to Mr. Quartetti options to purchase 54,588 shares of Sunstyle Common Stock pursuant to the Sunstyle Corporation Incentive Stock Option Plan. The address of Mr. Quartetti is 36460 U.S.Highway 19 North, Palm Harbor, FL 34694

(6)  Mr. Ehlers' address is 2502 Rocky Point Drive, Suite 500, Tampa,
     FL  33607.

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

Item 13.  Certain Relationships and Related Transactions

     The Company owes interest to Raymond James related to outstanding debt. During 1999 the Company did not engage in any trasnactions with related parties.

                               PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

     a)  Financial statements included with this filing.

     b)  None

     C)  None





SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palm Harbor, State of Florida, on the 1st day of November, 2000.

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

       Signature                  Title                   Date

/s/Ralph W. Quartetti     Chief Executive Officer,   November 1, 2000
Ralph W. Quartetti         President and Director

/s/Thomas A. James        Director                   November 1, 2000
Thomas A. James