Form 10-K
period 2000-12-31
SUNSTYLE CORP
filed 2002-09-20
CIK 839219

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES

For the fiscal year ended         December 31, 2000

Commission file number               0-17165

                               SUNSTYLE CORPORATION

        (Exact name of Registrant as specified in its charter)

           Florida                                     59-2905386
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

      4900 Creekside Drive, Clearwater, Florida                  33760
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (727) 592-0299

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2000: $1,960.

Number of Common shares outstanding (September 30, 2000):     1,096,014

SUNSTYLE CORPORATION

December 31, 2000

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

Item 2. Properties

     The company does not own any property or land as of December 31, 2000.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for the Registrant's Securities and Related Security
Holder Matters

     The Company's stock is traded on the Over-The-Counter market. The following table sets forth for the periods indicated the high and low prices for the Company's common stock:

                             2000                         1999
                           --------                     --------
Quarter ended            High    Low                   High    Low
-------------           ------   ------               ------   ------
    All                $ .001  $ .001                $ .001   $ .001

     The Company does not intend to pay dividends on its common stock except in the possible case of a liquidating dividend. Should the Company merge with another company and retain its shares, its future dividend policy will be determined by its Board of Directors in light of the Company's earnings and financial position.

Item 6. Selected Financial Data

                      2000       1999       1998       1997       1996
                      -----      -----      -----      -----      -----
               (dollar figures in thousands, except per share information)
Operating Results:
Revenues            $   11      $    9     $   10     $   10     $    9

Net Income (loss)   $    8      $   (3)     $   14     $    3     $   (1)

Net income (loss)
 per share          $ .007      $(.003)     $ (.01)    $ .003     $(.001)

                      2000       1999       1998        1997       1996
                     -----       -----      -----      -----      -----
               (dollar figures in thousands, except per share information)
Financial Condition:
Total assets        $  213      $  208       $  208     $  207      $  205
Notes payable:
  Former Parent     $  255      $  255      $  255     $  255      $  255

Stockholders'
  equity (deficit)  $ (139)     $ (147)     $ (144)     $ (158)    $ (161)
Book value par
  share (1)         $(0.13)     $(0.13)     $(0.13)     $(0.14)    $(0.15)

  The per share information is based upon 1,096,014 shares of Common Stock for the years ended December 31, 2000, 1999, 1998, 1997, and 1996.

SUNSTYLE CORPORATION

December 31, 2000

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operation

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

The Company's revenues of $11,493 for 2000 consisted of $11,493 interest earned on savings accounts. The Company's only activity in the year ended December 31, 2000, was administrative.

General and administrative expenses totaled $6,017 for the year ended December 31, 2000, combined with $2,730 of accounts payable which were written off against expenses, resulting in a net income for the year of $8,206.

The Company's revenues of $9,000 for 1999 consisted of $9,000 interest earned on savings accounts. The Company's only activity in the year ended December 31, 1999, was administrative.

General and administrative expenses totaled $11,781 for the year ended December 31, 1999, resulting in net loss for the year of $2,781.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

The Company's revenues of $9,000 for 1999 consisted of $9,000 interest earned on savings accounts. The Company's only activity in the year ended December 31, 1999, was administrative.

General and administrative expenses totaled $11,781 for the year ended December 31, 1999, resulting in net loss for the year of $2,781.

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

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 2000 of $138,550. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

SUNSTYLE CORPORATION

December 31, 2000

Item 8. Financial Statements and Supplementary Data

SUNSTYLE CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

     Independent Auditor's Report

     Consolidated Balance Sheets as of
       December 31, 2000 and 1999

     Consolidated Statements of Operations for the Years
       Ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Changes in Stockholders'
       Deficit for the Years Ended December 31, 2000,
       1999, and 1998

     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2000, 1999, and 1998

     Notes to Consolidated Financial Statements

Schedules and Exhibits Excluded

     All schedules and exhibits not included are not applicable,not required, or would contain information which is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
 of Sunstyle Corporation
 Clearwater, Florida

     We have audited the accompanying consolidated balance sheets of Sunstyle Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with accounting principles generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above fairly, in all material respects, the consolidated financial position of Sunstyle Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 5 to the consolidated financial statements, the Company's substantial net losses and deficit net worth of $138,550 raise considerable doubt as to the Company's ability to continue operations. The consolidated financial statements do not include any adjustments regarding this uncertainty.

Spence, Marston, Bunch, Morris & Co.
Certified Public Accountants

Clearwater, Florida
Date: August 15, 2002

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

                                           2000              1999
                                        ----------        ----------
ASSETS

Cash                                   $  213,172         $  207,696
                                       ----------         ----------
                                       $  213,172         $  207,696
                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent          $  255,000         $  255,000
Interest Payable to Former Parent          93,452             93,452
Accounts Payable and Accrued Expenses       3,270              6,000
                                        ----------         ----------
                                          351,722            354,452
                                        ----------         ----------

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                      109,601            109,601
  Additional Paid-In Capital            1,341,221          1,341,221
  Accumulated Deficit                  (1,589,372)        (1,597,578)
                                       -----------        -----------
                                         (138,550)          (146,756)
                                        -----------        -----------
                                      $   213,172         $  207,696
                                       ===========        ===========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

                                   2000          1999          1998
                                ---------      --------       -------
Revenues:
 Interest Income               $  11,493     $   9,000      $   9,625
 Other Income                      2,730             0         12,500
                               ----------     ---------      ---------
   Total Revenues                 14,223         9,000         22,125
                               ----------     ---------      ---------
Cost and Expense:
 General and Administrative        6,017        11,781          8,571
                               ----------     ---------      ---------
   Total Expenses                  6,017        11,781          8,571
                               ----------     ---------      ---------

Net Income (Loss)              $   8,206      $ (2,781)     $  13,554
                               ==========     ==========     ==========

Net Income (Loss) Per Share    $    .007      $  (.003)     $     .01
                               ==========     ==========     ==========
Number of Common Shares
 Outstanding                   1,096,014      1,096,014      1,096,014
                               ==========     ==========     ==========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                      Common Stock        Additional
                    ---------------       Paid-In       Accumulated
                    Shares    Amount      Capital         Deficit     Total
                    ------    -------     ---------     -----------   -----

Balances at
 December 31, 1997  1,096,014  $109,601   $1,341,221   $(1,608,351)   $(157,529)

Net Income - 1998           0         0            0        13,554       13,554
                    ---------  --------    ---------     ----------    --------
Balances at
 December 31, 1998  1,096,014   109,601    1,341,221    (1,594,797)    (143,975)

Net Loss - 1999             0         0            0        (2,781)      (2,781)
                    ---------  --------    ---------    -----------    ---------
Balances at
 December 31, 1999  1,096,014   109,601    1,341,221    (1,597,578)    (146,756)

Net Income - 2000           0         0            0         8,206        8,206
                    ---------  --------    ---------     ----------    --------
Balances at
 December 31, 2000  1,096,014  $109,601   $1,341,221   $(1,589,372)   $(138,550)
                    =========  ========   ==========   ===========    =========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

                                         2000           1999         1998
                                        ------        -------       ------
Cash Flow from Operating Activities:
 Net Income (Loss)                    $  8,206       $ (2,781)     $ 13,554
 Adjustments to Reconcile Net Income   --------       --------      --------
   (Loss) to Net Cash Provided by
   (Used In) Operating Activities:
   Increase (Decrease) in Operating
     Liabilities:
       Accounts Payable and Accrued
                  Expenses                         (2,730)         2,000       (12,500)
                                      --------       --------      --------
         Total Adjustments              (2,730)         2,000       (12,500)
                                      --------       --------      --------
Net Cash Provided by (Used in)
  Operating Activities                   5,476           (781)        1,054
                                      --------       --------      --------

Net Increase (Decrease) in Cash          5,476           (781)        1,054

Cash at Beginning of Period            207,696        208,477       207,423
                                     ---------       --------      --------
Cash at End of Period                $ 213,172      $ 207,696     $ 208,477
                                     =========      =========     =========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

NOTE 1 - ORGANIZATION AND OPERATIONS:

     Sunstyle Homes Corporation ("Sunstyle") was incorporated in 1976 for the purpose of purchasing and subdividing tracts of land for the sale of developed lots and the construction of single and multi-family residential units on the west coast of Florida.

     On August 25, 1988 the former Parent incorporated a new wholly-owned subsidiary, Sunstyle Corporation. All 500 shares of Sunstyle Homes Corporation were exchanged for 1,096,024 shares of Sunstyle Corporation. On the same date, the Board of Directors of the former Parent declared a distribution of Sunstyle Corporation's stock to shareholders of the former Parent in the form of a tax-
free spin-off. The effective date of the spin-off was September 30, 1988 and the distribution was made on October 6, 1988. Sunstyle Corporation became a separate, publicly traded entity and has discontinued substantially all relationships with the former Parent.

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

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued):

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

     As of December 31, 2000, the Company had a net operating loss carryforward of approximately $2,879,000 for tax purposes which will expire beginning in 2003.

NOTE 3 - NOTES PAYABLE

     Notes payable at December 31, 2000 and 1999 consisted of the following:
                                            2000              1999
     Note payable to former Parent,        -----             -----
     unsecured, principal payable on
     demand                            $ 255,000         $ 255,000
                                       =========         =========

     Sunstyle has an interest bearing demand note payable to Raymond James Financial, Inc., the Company's former parent. The note bears interest at prime plus one percent. Raymond James Financial, Inc. has an allowance for doubtful accounts for the total amount of the interest income receivable from Sunstyle, because they do not consider payment of the interest probable. For the same reason, no interest is being accrued on Sunstyle's books for the note payable. There is an understanding between the parties that the note will be paid, as cash becomes available or upon the Company's sale.

NOTE 4 - FEDERAL AND STATE INCOME TAXES:

     Substantial losses have been sustained by the Company which raise considerable doubt as to its ability to continue operations. As a result, it is unlikely that the Company will be able to benefit from the deferred tax asset which consists of tax loss carryforwards available as of December 31, 2000. Therefore, a valuation allowance has been established at the full amount of the deferred tax asset.

                                                  2000
                                                  -----
       Deferred tax asset                     $1,161,303
       Less: valuation allowance               1,161,303
                                               ----------
                                              $        0
                                              ===========

The change in the valuation allowance during 2000 was as follows:

       Balance at beginning of year            $1,164,544
       Decrease due to decrease in deferred
       tax asset                                   (3,241)
                                              -----------
       Balance at end of year                  $1,161,303
                                               ===========

NOTE 5 - CONTINGENCIES AND OTHER EVENTS:

     The Company is currently negotiating the settlement of its outstanding debt to its former Parent. Although it is possible a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 2000 of $138,550. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

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
Name	Age	Principal Occupation And Other Directorships	Director Since
Thomas A. James Ralph W. Quartetti	59 65

Chairman of the Board and Chief Executive Officer of Raymond James Financial, Inc.; Chairman of the Board of Raymond James & Associates, Inc.
President and Chief Executive Officer of Sunstyle Corporation.

1988 1988

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

Director Compensation

     During 2000, no fees or expenses were paid to the directors because there were no Board or Committee meetings. Both of the current directors are significant owners.

Item 11. Executive Compensation

     No executive officer received cash or other compensation during 2000.

Item 12. Security Ownership of Certain Beneficial Owners and
          Management

     Information is provided below with respect to the beneficial ownership of Sunstyle Common Stock, as of December 31, 2000, of (i) persons owning more than 5% of the Company, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group.

Name	Shares Beneficially Owned	Percent
Thomas A. James (1) Christopher W. James (1) Carr Securities Corporation Golda Meir Endowment Corporation Ralph W. Quartetti Herbert E. Ehlers All Directors & Officers as a Group (2 persons)	447,466 (2) (3) 116,894 (2) 107,229 (4) 61,500 (7) 59,193 (5) 58,898 (6) 507,222	40.9% 10.6% 9.8% 5.6% 5.4% 5.4% 46.3%

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

(5)  On December 6, 1988, the Board of Directors of Sunstyle agreed to grant to Mr.      Quartetti options to purchase 54,588 shares of Sunstyle Common Stock pursuant to the Sunstyle Corporation Incentive Stock Option Plan. The address of Mr. Quartetti is 3900 Creekside Drive, Clearwater, FL 33760.

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

Item 13. Certain Relationships and Related Transactions

     The Company owes interest to Raymond James related to outstanding debt. During 2000, the Company did not engage in any transactions with related parties.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

      a)  Financial statements included with this filing.

      b)  None

      c)  None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida, on the 12th day of August, 2002.

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

     Signature                  Title                    Date

/s/Ralph W. Quartetti     Chief Executive Officer,      August 29, 2002
Ralph W. Quartetti        President and Director

/s/Thomas A. James        Director                      August 29, 2002
Thomas A. James