Form 10-K
period 2001-12-31
SUNSTYLE CORP
filed 2002-09-20
CIK 839219

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES

For the fiscal year ended           December 31, 2001

Commission file number               0-17165

                                SUNSTYLE CORPORATION
             (Exact name of Registrant as specified in its charter)

          Florida                                              59-2905386
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          4900 Creekside Drive, Clearwater, Florida                  33760
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area            (727) 592-0299

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2001:  $1,960.

Number of Common shares outstanding (September 30, 2001):            1,096,014

SUNSTYLE CORPORATION

December 31, 2001

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

Item 2. Properties

The company does not own any property or land as of December 31, 2001.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.Market for the Registrant's Securities and Related Security
       Holder Matters

     The Company's stock is traded on the Over-The-Counter market. The following table sets forth for the periods indicated the high and low prices for the Company's common stock:

                                2001                        2000
                              --------                    --------
Quarter ended             High      Low                  High     Low
-------------            ------   ------                ------   ------
    All                  $ .001  $ .001                 $ .001  $ .001

     The Company does not intend to pay dividends on its common stock except in the possible case of a liquidating dividend. Should the Company merge with another company and retain its shares, its future dividend policy will be determined by its Board of Directors in light of the Company's earnings and financial position.

Item 6. Selected Financial Data

                            2001         2000        1999        1998        1997
                           -----        -----       -----        -----      -----
                       (dollar figures in thousands, except per share information)
Operating Results:

Revenues                  $    7       $   11      $    9      $   10      $   10

Net Income (loss)         $   (3)      $    8      $   (3)     $   14      $    3

Net income (loss)
  per share               $(.002)      $ .007      $(.003)     $ (.01)     $ .003

                            2001        2000         1999        1998         1997
                            -----      -----        -----       -----        -----
                        (dollar figures in thousands, except per share information)
Financial Condition:
Total assets             $   211      $  213     $   208     $   208     $   207
Notes payable:
  Former Parent          $   255      $  255     $   255     $   255     $   255

Stockholders'
  equity (deficit)       $  (141)     $ (139)    $  (147)    $  (144)    $  (158)
Book value per
  share (1)              $ (0.13)     $(0.13)    $ (0.13)    $ (0.13)    $ (0.14)

(1) The per share information is based upon 1,096,014 shares of Common
Stock for the years ended December 31, 2001, 2000, 1999, 1998, and 1997.

SUNSTYLE CORPORATION

December 31, 2001

Item 7.   Management's Discussion and Analysis of Financial Condition and Results           of Operation

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001, COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

The Company's revenues of $7,132 for 2001 consisted of $7,123 interest earned on savings accounts. The Company's only activity in the year ended December 31, 2001, was administrative.

General and administrative expenses totaled $9,728 for the year ended December 31, 2001, resulting in net loss for the year of $2,596.

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

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 2001 of $141,146. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities, including selling a major interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

SUNSTYLE CORPORATION

December 31, 2001

Item 8. Financial Statements and Supplementary Data

SUNSTYLE CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

 Financial Statements

     Independent Auditor's Report

     Consolidated Balance Sheets as of
       December 31, 2001 and 2000

     Consolidated Statements of Operations for the Years
       Ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Changes in Stockholders'
       Deficit for the Years Ended December 31, 2001,
       2000, and 1999

     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2001, 2000, and 1999

     Notes to Consolidated Financial Statements

Schedules and Exhibits Excluded

     All schedules and exhibits not included are not applicable, not required, or would contain information which is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
 of Sunstyle Corporation
 Clearwater, Florida

     We have audited the accompanying consolidated balance sheets of Sunstyle Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above fairly, in all material respects, the consolidated financial position of Sunstyle Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 5 to the consolidated financial statements, the Company's substantial net losses and deficit net worth of $141,146 raise considerable doubt as to the Company's ability to continue operations. The consolidated financial statements do not include any adjustments regarding this uncertainty.

Spence, Marston, Bunch, Morris & Co.
Certified Public Accountants

Clearwater, Florida
Date: August 15, 2002

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

                                                    2001            2000
                                                -----------      -----------
ASSETS

Cash                                            $   210,777      $   213,172
                                                ------------      -----------
                                                $   210,777      $   213,172
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent                   $   255,000      $   255,000
Interest Payable to Former Parent                    93,452           93,452
Accounts Payable and Accrued Expenses                 3,471            3,270
                                                ------------     ------------
                                                    351,923          351,722
                                                ------------     ------------
Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                                109,601          109,601
  Additional Paid-In Capital                      1,341,221        1,341,221
  Accumulated Deficit                            (1,591,968)      (1,589,372)
                                                 ----------       ----------
                                                   (141,146)        (138,550)
                                                 -----------      -----------
                                                 $  210,777       $  213,172
                                                 ===========      ===========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

                                      2001           2000          1999
                                   --------       --------       -------
Revenues:
  Interest Income                 $  7,132        $ 11,493       $  9,000
  Other Income                           0           2,730              0
                                  ---------       ---------      ---------
    Total Revenues                   7,132          14,223          9,000
                                  ---------       ---------      ---------
Cost and Expense:
  General and Administrative         9,728           6,017         11,781
                                  ---------       ---------      ---------
    Total Expenses                   9,728           6,017         11,781
                                  ---------       ---------      ---------

Net Income (Loss)                 $ (2,596)        $ 8,206       $ (2,781)
                                  =========       =========      =========

Net Income (Loss) Per Share       $  (.002)       $   .007       $  (.003)
                                  =========       =========      =========
Number of Common Shares
  Outstanding                    1,096,014       1,096,014       1,096,014
                                 ==========      ==========      ==========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                            Common Stock         Additional
                          -----------------      Paid-In      Accumulated
                          Shares     Amount      Capital      Deficit        Total
                          -------   -------      ---------    -----------    -----
Balances at
  December 31, 1998    1,096,014   $109,601     $1,341,221  $(1,594,797) $(143,975)

Net Loss - 1999                0          0              0       (2,781)    (2,781)
                        --------    --------      ---------   ----------   --------
Balances at
  December 31, 1999    1,096,014    109,601      1,341,221   (1,597,578)  (146,756)

Net Income - 2000              0          0              0        8,206      8,206
                        --------   --------      ---------    ---------   --------
  Balances at
  December 31, 2000    1,096,014    109,601      1,341,221   (1,589,372)  (138,550)

Net Loss - 2001                0          0                      0       (2,596)    (2,596)
                        --------   --------       ---------   ---------   --------
Balances at
  December 31, 2001   1,096,014    $109,601     $1,341,221  $(1,591,968) $(141,146)
                      =========    ========      =========    =========  =========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

                                                 2001       2000       1999
                                               -------    -------     ------
Cash Flow from Operating Activities:
  Net Income (Loss)                           $(2,596)    $ 8,206    $ (2,781)
  Adjustments to Reconcile Net Income         --------    --------    --------
    (Loss) to Net Cash Provided by
    (Used In) Operating Activities:
    Increase (Decrease) in Operating
      Liabilities:
        Accounts Payable and Accrued
        Expenses
                                                  201      (2,730)      2,000
                                               -------     -------     -------
            Total Adjustments                     201      (2,730)      2,000
                                               -------     -------     -------
Net Cash Provided by (Used in)
  Operating Activities                         (2,395)      5,476        (781)
                                               -------     -------     -------

Net Increase (Decrease) in Cash                (2,395)      5,476        (781)

Cash at Beginning of Period                   213,172     207,696     208,477
                                              -------     -------     -------

Cash at End of Period                       $ 210,777   $ 213,172   $ 207,696
                                             ========    ========    ========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

     As of December 31, 2001, the Company had a net operating loss carryforward of approximately $2,882,000 for tax purposes which will expire beginning in 2003.

NOTE 3 - NOTES PAYABLE

     Notes payable at December 31, 2001 and 2000 consisted of the following:
                                            2001            2000
     Note payable to former Parent,        ------          -----
     unsecured, principal payable on
     demand                            $  255,000       $  255,000
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

NOTE 4 - FEDERAL AND STATE INCOME TAXES:

Substantial losses have been sustained by the Company, which raise considerable doubt as to its ability to continue operations. As a result, it is unlikely that the Company will be able to benefit from the deferred tax asset which consists of tax loss carryforwards available as of December 31, 2001. Therefore, a valuation allowance has been established at the full amount of the deferred tax asset.

                                                                                                                                            2001
                                                    -----
       Deferred tax asset                           $ 1,162,328
       Less: valuation allowance                  1,162,328
                                                 -----------
                                                          0
                                                 ===========

The change in the valuation allowance during 2001 was as follows:

        Balance at beginning of year            $ 1,161,303
        Increase due to increase in deferred
        tax asset                                     1,025
                                                 -----------
        Balance at end of year                  $ 1,162,328
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

        In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 2001 of $141,146. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

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
Name	Age	Principal Occupation And Other Directorships	Director Since
Thomas A. James Ralph W. Quartetti	60 66

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

Director Compensation

     During 2001, no fees or expenses were paid to the directors because there were no Board or Committee meetings. Both of the current directors are significant owners.

Item 11. Executive Compensation

     No executive officer received cash or other compensation during 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information is provided below with respect to the beneficial ownership of Sunstyle Common Stock, as of December 31, 2001, of (i) persons owning more than 5% of the Company, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group.

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

Item 13. Certain Relationships and Related Transactions

     The Company owes interest to Raymond James related to outstanding debt. During 2001, the Company did not engage in any transactions with related parties.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

      a)  Financial statements included with this filing.

      b)  None

      c)  None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Clearwater, State of Florida, on the 13th day of August, 2002.

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

      Signature                   Title                       Date

/s/Ralph W. Quartetti       Chief Executive Officer,     August 13, 2002
Ralph W. Quartetti          President and Director

/s/Thomas A. James          Director                     August 13, 2002
Thomas A. James