Form 10-Q
period 2000-06-30
SUNSTYLE CORP
filed 2002-09-26
CIK 839219

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                 June 30, 2000

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
                                         Yes  X  No

Number of Common shares outstanding (June 30, 2000):            1,096,014

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                     June 30,         December 31,
                                  2000              1999
                                  -----------      -----------
                                  (Unaudited)        (Audited)

ASSETS

Cash                                            $   209,106      $   207,696
                                                ------------      -----------
                                                $   209,106      $   207,696
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent                   $   255,000      $   255,000
Interest Payable to Former Parent                    93,452           93,452
Accounts Payable and Accrued Expenses                 6,000            6,000
                                                ------------     ------------
                                                    354,452          354,452
                                                ------------     ------------
Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                                109,601          109,601
  Additional Paid-In Capital                      1,341,221        1,341,221
  Accumulated Deficit                            (1,596,168)      (1,597,578)
                                                 -----------       ----------
                                                   (145,346)        (146,756)
                                                 -----------      -----------
                                                 $  209,106       $  207,696
                                                 ==========       ===========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

FOR THE SIX MONTHS ENDED June 30,

                                                2000           1999
                                             ---------       --------
Revenues:
  Interest Income                           $  5,512        $  4,068
                                             ---------       ---------
    Total Revenues                             5,512           4,068
                                             ---------       ---------
Cost and Expense:
  General and Administrative                   4,102           5,431
                                             ---------       ---------
    Total Expenses                             4,102           5,431
                                             ---------       ---------

 Net Income (Loss)                           $  1,410         $(1,363)
                                             =========       =========

Net Income (Loss) Per Share                 $   .001         $ (.001)
                                             =========       =========
 Number of Common Shares
  Outstanding                              1,096,014        1,096,014
                                           ==========       ==========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

FOR THE THREE MONTHS ENDED June 30,

                                             2000           1999
                                           ---------       --------
Revenues:
  Interest Income                         $  2,881        $  2,132
                                          ---------       ---------
    Total Revenues                           2,881           2,132
                                          ---------       ---------
Cost and Expense:
  General and Administrative                 3,538           2,295
                                          ---------       ---------
    Total Expenses                           3,538           2,295
                                          ---------       ---------

Net Loss                                  $   (657)       $   (163)
                                          =========       =========

Net Loss Per Share                        $  (.001)       $  (.001)
                                          =========       =========
Number of Common Shares
  Outstanding                            1,096,014       1,096,014
                                         ==========      ==========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE SIX MONTHS ENDED June 30,

                                                  2000       1999
                                                 -------    -------
Cash Flow from Operating Activities:
  Net Income (Loss)                            $ 1,410    $ (1,363)
  Adjustments to Reconcile Net Income         ---------   ---------
    (Loss) to Net Cash Provided by
    (Used In) Operating Activities:
    Increase (Decrease) in Operating
      Liabilities:
        Accounts Payable and Accrued
        Expenses
                                                     0           0
                                               ---------  ---------
            Total Adjustments                        0           0
                                               ---------  ---------
Net Cash Provided by (Used in)
  Operating Activities                           1,410      (1,363)
                                               ---------  ---------

Net Increase (Decrease) in Cash                  1,410      (1,363)

Cash at Beginning of Period                    207,696     208,477
                                               ---------  ---------

Cash at End of Period                        $ 209,106   $ 207,114
                                             ==========  ==========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

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

    In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 2000 of $145,346. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

SUNSTYLE CORPORATION AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

June 30, 2000

Results of Operations

   For the Six Months Ended June 30, 2000 and 1999:

   Interest income increased from $4,068 for the six months ended June 30, 1999, to $5,512 for the six months ended June 30, 2000. General and administrative expenses decreased from $5,431 for the six months ended June 30, 1999, to $4,102 for the six months ended June 30, 2000. As a result of the above, the Company had a net income of $1,410 in 2000 compared to a net loss of $1,363 in 1999.

   For the Three Months Ended June 30, 2000 and 1999:

   Interest income increased from $2,132 for the three months ended June 30, 1999, to $2,881 for the three months ended June 30, 2000. General and administrative expenses increased from $2,295 for the three months ended June 30, 1999, to $3,538 for the three months ended June 30, 2000. As a result of the above, the Company had a net loss of $657 in 2000 compared to a net loss of $163 in 1999.

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

   In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at June 30, 2000, of $145,346. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.

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