Form 10-Q
period 2002-03-31
SUNSTYLE CORP
filed 2002-09-27
CIK 839219

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                March 31, 2002

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

Number of Common shares outstanding (March 31, 2002):            1,096,014

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                 March 31,       December 31,
                                                    2002            2001
                                                -----------      -----------
                                                (Unaudited)       (Audited)
ASSETS

Cash                                            $   211,281      $   210,777
                                                ------------      -----------
                                                $   211,281      $   210,777
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent                   $   255,000      $   255,000
Interest Payable to Former Parent                    93,452           93,452
Accounts Payable and Accrued Expenses                 6,953            3,471
                                                ------------      -----------
                                                    355,405          351,923
                                                ------------      -----------
Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                                109,601          109,601
  Additional Paid-In Capital                      1,341,221        1,341,221
  Accumulated Deficit                            (1,594,946)      (1,591,968)
                                                 ----------       ----------
                                                   (144,124)        (141,146)
                                                 -----------      -----------
                                                 $  211,281       $  210,777
                                                 ==========       ===========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

                                                        2002           2001
                                                   ---------       ---------
Revenues:
  Interest Income                                  $    654        $  2,552
                                                   ---------       ---------
    Total Revenues                                      654           2,552
                                                   ---------       ---------
Cost and Expense:
  General and Administrative                          3,632           3,644
                                                   ---------       ---------
    Total Expenses                                    3,632           3,644
                                                   ---------       ---------

Net Income (Loss)                                  $ (2,978)        $ (1,092)
                                                   =========       =========

Net Income (Loss) Per Share                        $  (.003)        $  (.001)
                                                   =========       =========
Number of Common Shares
  Outstanding                                     1,096,014        1,096,014
                                                  ==========       ==========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,

                                                          2002       2001
                                                         -------    -------
Cash Flow from Operating Activities:
  Net Loss                                              $ (2,978)   $ (1,092)
  Adjustments to Reconcile Net Loss                     ---------   --------
    to Net Cash Provided by (Used In)
    Operating Activities:
    Increase (Decrease) in Operating
      Liabilities:
        Accounts Payable and Accrued
        Expenses                                           3,482      (2,000)
                                                          -------    -------
            Total Adjustments                              3,482      (2,000)
                                                          -------    -------
Net Cash Provided by (Used in)
  Operating Activities                                       504      (3,092)
                                                          -------    -------

Net Increase (Decrease) in Cash                              504      (3,092)

Cash at Beginning of Period                              210,777     213,172
                                                         --------    --------

Cash at End of Period                                  $ 211,281   $ 210,080
                                                       =========    =========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

  Reclassification

  Certain items in the 2001 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 2002 statements.

  Federal and State Income Taxes

  Substantial losses have been sustained by the Company, which raises considerable doubt as to its ability to continue operations. As a result of the above, it is unlikely that the Company will be able to benefit from the approximately $2,882,000 in tax loss carry forwards available as of December 31, 2001. Therefore, no provision has been made in these statements for any deferred tax benefit.

NOTE 2 - CONTINGENCIES AND OTHER EVENTS:

  The Company is currently negotiating the settlement of its outstanding debt to its former Parent. Although it is possible a settlement could result in the transfer of essentially all remaining assets to its former Parent, the effect of a final settlement cannot be determined at this time.

  In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at March 31, 2002 of $144,124. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

SUNSTYLE CORPORATION AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

March 31, 2002

Results of Operations

  For the Three Months Ended March 31, 2002 and 2001:

  Interest income decreased from $2,552 for the three months ended March 31, 2001, to $654 for the three months ended March 31, 2002. General and administrative expenses decreased from $3,644 for the three months ended March 31, 2001, to $3,632 for the three months ended March 31, 2002. As a result of the above, the Company had a net loss of $2,978 in 2002 compared to a net loss of $1,092 in 2001.

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

  In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at March 31, 2002, of $144,124. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.

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