Form 10-Q
period 2002-09-30
SUNSTYLE CORP
filed 2002-10-17
CIK 839219

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September 30, 2002

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

             Yes  X       No

Number of Common shares outstanding (September 30, 2002):            1,096,014

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                               September 30,     December 31,
                                                    2002            2001
                                                -----------      -----------
                                                (Unaudited)       (Audited)
ASSETS

Cash                                            $   212,290      $   210,777
                                                ------------      -----------
                                                $   212,290      $   210,777
                                                ============      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent                   $   255,000      $   255,000
Interest Payable to Former Parent                    93,452           93,452
Accounts Payable and Accrued Expenses                 8,421            3,471
                                                 -----------      -----------
                                                    356,873          351,923
                                                 -----------      -----------
Stockholders' Deficit:
  Common Stock; $.10 Par Value;
   Authorized 10,000,000 Shares;
   Issued and Outstanding
   1,096,014 Shares                                  109,601          109,601
  Additional Paid-In Capital                       1,341,221        1,341,221
  Accumulated Deficit                             (1,595,405)      (1,591,968)
                                                  -----------      -----------
                                                    (144,583)        (141,146)
                                                  -----------      -----------
                                                  $  212,290       $  210,777
                                                  ===========      ===========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                2002           2001
                                             ---------       --------
Revenues:
  Interest Income                            $  1,813        $  6,094
                                             ---------       ---------
    Total Revenues                              1,813           6,094
                                             ---------       ---------
Cost and Expense:
  General and Administrative                    5,250           6,257
                                             ---------       ---------
    Total Expenses                              5,250           6,257
                                             ---------       ---------

Net Loss                                      $ (3,437)        $  (164)
                                              =========       =========

Net Loss Per Share                            $  (.003)        $ (.000)
                                              =========       =========
Number of Common Shares
  Outstanding                                 1,096,014       1,096,014
                                              =========       =========

                  The accompanying notes are an integral part
                         of these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                      2002           2001
                                                  ---------       --------
Revenues:
  Interest Income                                 $    565        $  1,552
                                                  ---------       ---------
    Total Revenues                                     565           1,552
                                                  ---------       ---------
Cost and Expense:
  General and Administrative                          (214)          2,313
                                                  ---------       ---------
    Total Expenses                                    (214)          2,313
                                                  ---------       ---------

Net Income (Loss)                                 $    779        $   (761)
                                                  =========       =========

Net Income (Loss) Per Share                       $   .001        $  (.001)
                                                  =========       =========
Number of Common Shares
  Outstanding                                     1,096,014       1,096,014
                                                  =========       =========

            The accompanying notes are an integral part of
                    these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                        2002       2001
                                                      -------    ------
Cash Flow from Operating Activities:
  Net Loss                                           $ (3,437)    $  (164)
  Adjustments to Reconcile Net Loss                 ---------    ---------
   to Net Cash Provided by (Used In)
   Operating Activities:
   Increase (Decrease) in Operating
    Liabilities:
      Accounts Payable and Accrued
      Expenses                                         4,950      (3,269)
                                                     ---------    ---------
          Total Adjustments                            4,950      (3,269)
                                                     ---------    ---------
Net Cash Provided by (Used in)
  Operating Activities                                 1,513      (3,433)
                                                     ---------    ---------

Net Increase (Decrease) in Cash                        1,513      (3,433)

Cash at Beginning of Period                          210,777      213,172
                                                    --------      --------

Cash at End of Period                              $ 212,290    $ 209,739
                                                   =========     =========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

  In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 2002 of $144,583. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation and is currently exploring several possibilities including selling a majority interest in the Company. The consolidated financial statements do not include any adjustments that may result from any of the above events.

SUNSTYLE CORPORATION AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2002

Results of Operations

  For the Nine Months Ended September 30, 2002 and 2001:

  Interest income decreased from $6,094 for the nine months ended September 30, 2001, to $1,813 for the nine months ended September 30, 2002. General and administrative expenses decreased from $6,257 for the nine months ended September 30, 2001, to $5,250 for the nine months ended September 30, 2002. As a result of the above, the Company had a net loss of $3,437 in 2002 compared to a net loss of $164 in 2001.

  For the Three Months Ended September 30, 2002 and 2001:

  Interest income decreased from $1,552 for the three months ended September 30, 2001, to $565 for the three months ended September 30, 2002. General and administrative expenses decreased from $2,313 for the three months ended September 30, 2001, to $(214) for the three months ended September 30, 2002. As a result of the above, the Company had net income of $779 in 2002 compared to a net loss of $761 in 2001.

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

  In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at September 30, 2002, of $144,583. These issues raise considerable doubt as to the Company's ability to continue operations. Management has not adopted a plan of liquidation. The consolidated financial statements do not include any adjustments that may result from any of the above events.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUNSTYLE CORPORATION
                                      (Registrant)

Date: October 17, 2002           By:/s/Ralph W. Quartetti
                                   Ralph W. Quartetti, President
                                   Chief Executive Officer and
                                   Chief Financial Officer