Form 10-K
period 2002-12-31
SUNSTYLE CORP
filed 2003-03-26
CIK 839219

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES

For the fiscal year ended           December 31, 2002

Commission file number               0-17165

                                SUNSTYLE CORPORATION
             (Exact name of Registrant as specified in its charter)

          Florida                                               59-2905386
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      880 Carillon Parkway, St. Petersburg, Florida                   33760
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area            (727) 567-4812

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002:  $1,960.

Number of Common shares outstanding (September 30, 2002):            1,096,014

SUNSTYLE CORPORATION

December 31, 2002

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

     The Company is taking steps to liquidate and dissolve under Florida law by December 31, 2003.

Item 2. Properties

The company does not own any property or land as of December 31, 2002.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.Market for the Registrant's Securities and Related Security
       Holder Matters

     The Company's stock is traded on the Over-The-Counter market. The following table sets forth for the periods indicated the high and low prices for the Company's common stock:

                                2002                         2001
                              --------                    --------
Quarter ended             High      Low                  High     Low
-------------            ------   ------                ------   ------
    All                  $ .001  $ .001                 $ .001  $ .001

     The Company does not intend to pay dividends on its common stock except in the possible case of a liquidating dividend. Should the Company merge with another company and retain its shares, its future dividend policy will be determined by its Board of Directors in light of the Company's earnings and financial position.

Item 6. Selected Financial Data

                             2002         2001        2000        1999        1998
                           -----        -----       -----        -----      -----
                       (dollar figures in thousands, except per share information)
Operating Results:

Revenues                  $    2       $    7      $   11      $    9      $   10

Net Income (loss)         $   (8)      $   (3)     $    8      $   (3)     $   14

Net income (loss)
  per share               $(.007)      $(.002)     $ .007      $ (.003)    $ (.01)

                            2002        2001        2000        1999         1998
                            -----      -----        -----       -----        -----
                        (dollar figures in thousands, except per share information)
Financial Condition:
Total assets             $   201      $   211     $   213     $   208     $   208
Notes payable:
  Former Parent          $   255      $   255     $   255     $   255     $   255

Stockholders'
  equity (deficit)       $  (149)     $  (141)    $  (139)    $  (147)    $  (144)
Book value per
  share (1)              $ (0.14)     $ (0.13)    $ (0.13)    $ (0.13)    $ (0.14)

(1) The per share information is based upon 1,096,014 shares of Common Stock for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

SUNSTYLE CORPORATION

December 31, 2002

Item 7.   Management's Discussion and Analysis of Financial Condition and Results           of Operation

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002, COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

The Company's revenues of $2,274 for 2002 consisted of $2,274 interest earned on savings accounts. The Company's only activity in the year ended December 31, 2002, was administrative.

General and administrative expenses totaled $10,008 for the year ended December 31, 2002, resulting in net loss for the year of $7,734.

The Company's revenues of $7,132 for 2001 consisted of $7,132 interest earned on savings accounts. The Company's only activity in the year ended December 31, 2001, was administrative.

General and administrative expenses totaled $9,728 for the year ended December 31, 2001, resulting in net loss for the year of $2,596.

YEAR ENDED DECEMBER 31, 2001, COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

The Company's revenues of $7,132 for 2001 consisted of $7,132 interest earned on savings accounts. The Company's only activity in the year ended December 31, 2001, was administrative.

General and administrative expenses totaled $9,728 for the year ended December 31, 2001, resulting in net loss for the year of $2,596.

The Company's revenues of $11,493 for 2000 consisted of $11,493 interest earned on savings accounts. The Company's only activity in the year ended December 31, 2000, was administrative.

General and administrative expenses totaled $6,017 for the year ended December 31, 2000, combined with $2,730 of accounts payable, which were written off against expenses, resulting in a net income for the year of $8,206.

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

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 2002 of $148,880. These issues raise considerable doubt as to the Company's ability to continue operations. The Company is taking steps to liquidate and dissolve under Florida law by December 31, 2003. The consolidated financial statements do not include any adjustments that may result from any of the above events.

SUNSTYLE CORPORATION

December 31, 2002

Item 8. Financial Statements and Supplementary Data

SUNSTYLE CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements

      Independent Auditor's Report

     Consolidated Balance Sheets as of
       December 31, 2002 and 2001

     Consolidated Statements of Operations for the Years
       Ended December 31, 2002, 2001, and 2000

     Consolidated Statements of Changes in Stockholders'
       Deficit for the Years Ended December 31, 2002,
       2001, and 2000

     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2002, 2001, and 2000

     Notes to Consolidated Financial Statements

Schedules and Exhibits Excluded

     All schedules and exhibits not included are not applicable, not required, or would contain information which is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
 of Sunstyle Corporation
 St. Petersburg, Florida

     We have audited the accompanying consolidated balance sheets of Sunstyle Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above fairly, in all material respects, the consolidated financial position of Sunstyle Corporation and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 5 to the consolidated financial statements, the Company's substantial net losses and deficit net worth of $148,880 raise considerable doubt as to the Company's ability to continue operations. The consolidated financial statements do not include any adjustments regarding this uncertainty.

Spence, Marston, Bunch, Morris & Co.
Certified Public Accountants

Clearwater, Florida
Date: January 28, 2003

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

                                                    2002            2001
                                                -----------      -----------
ASSETS

Cash                                            $   201,191      $   210,777
                                                ------------      -----------
                                                $   201,191      $   210,777
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note Payable to Former Parent                   $   255,000      $   255,000
Interest Payable to Former Parent                    93,452           93,452
Accounts Payable and Accrued Expenses                 1,619            3,471
                                                ------------     ------------
                                                    350,071          351,923
                                                 ------------     ------------

Stockholders' Deficit:
  Common Stock; $.10 Par Value;
    Authorized 10,000,000 Shares;
    Issued and Outstanding
    1,096,014 Shares                                109,601          109,601
  Additional Paid-In Capital                      1,341,221        1,341,221
  Accumulated Deficit                            (1,599,702)      (1,591,968)
                                                 ----------       ----------
                                                   (148,880)        (141,146)
                                                 -----------      -----------
                                                 $  201,191       $  210,777
                                                 ==========       ===========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

                                      2002            2001          2000
                                  ---------       --------       -------
Revenues:
  Interest Income                 $  2,274        $  7,132       $ 11,493
  Other Income                           0               0          2,730
                                  ---------       ---------      ---------
    Total Revenues                   2,274           7,132         14,223
                                  ---------       ---------      ---------
Cost and Expense:
  General and Administrative        10,008           9,728          6,017
                                  ---------       ---------      ---------
    Total Expenses                  10,008           9,728          6,017
                                  ---------       ---------      ---------

Net Income (Loss)                 $ (7,734)        $(2,596)      $  8,206
                                  =========        =========     =========

Net Income (Loss) Per Share       $  (.007)        $ (.002)      $   .007
                                  =========        =========     =========
Number of Common Shares
  Outstanding                    1,096,014       1,096,014      1,096,014
                                                                                       ===========      ==========     ==========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                            Common Stock         Additional
                          -----------------      Paid-In      Accumulated
                          Shares     Amount      Capital      Deficit        Total
                          -------   -------      ---------    -----------    -----
Balances at
  December 31, 1999    1,096,014   $109,601    $1,341,221    $(1,597,578)   $(146,756)
Net Income - 2000              0          0             0          8,206        8,206
                       ---------    --------     ---------     ----------      --------
Balances at
  December 31, 2000    1,096,014    109,601     1,341,221     (1,589,372)    (138,550)

Net Loss - 2001                0          0             0         (2,596)      (2,596)
                       ---------   --------      ---------     ----------     --------
Balances at
  December 31, 2001    1,096,014    109,601     1,341,221     (1,591,968)    (141,146)

Net Loss - 2002                0          0             0         (7,734)      (7,734)
                      ----------    --------    ----------     ----------     --------
Balances at
  December 31, 2002    1,096,014   $109,601    $1,341,221    $(1,599,702)   $(148,880)
                       =========   ========     ==========    ===========    =========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

                                                 2002       2001         2000
                                               -------    -------     -------
Cash Flow from Operating Activities:
  Net Income (Loss)                            $(7,734)    $(2,596)    $ 8,206
  Adjustments to Reconcile Net Income         ---------   ---------   --------
    (Loss) to Net Cash Provided by
    (Used In) Operating Activities:
    Increase (Decrease) in Operating
      Liabilities:
        Accounts Payable and Accrued
        Expenses                                (1,852)        201      (2,730)
                                               --------   ---------     -------
            Total Adjustments                   (1,852)        201      (2,730)
                                               --------   ---------     -------
Net Cash Provided by (Used in)
  Operating Activities                          (9,586)     (2,395)      5,476
                                               --------   ---------    --------

Net Increase (Decrease) in Cash                 (9,586)     (2,395)      5,476

Cash at Beginning of Period                    210,777     213,172     207,696
                                              --------    --------    --------

Cash at End of Period                        $ 201,191   $ 210,777   $ 213,172
                                             =========   =========   =========

The accompanying notes are an integral part of
these financial statements.

SUNSTYLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

     Due to continuing losses in a depressed market, the Company terminated all employees and ceased construction activities in May of 1991. The Company, including all of its consolidated subsidiaries, is inactive. The Board of Directors is taking steps to liquidate and dissolve under Florida law by December 31, 2003.

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

Income Taxes

      The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     As of December 31, 2002, the Company had a net operating loss carryforward of approximately $2,889,000 for tax purposes, which will expire beginning in 2003.
NOTE 3 - NOTES PAYABLE

      Notes payable at December 31, 2002 and 2001 consisted of the following:
                                             2002             2001
     Note payable to former Parent,         -----            -----
     unsecured, principal payable on
     demand                            $  255,000       $  255,000
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
NOTE 4 - FEDERAL AND STATE INCOME TAXES:

 Substantial losses have been sustained by the Company, which raise considerable doubt as to its ability to continue operations. As a result, it is unlikely that the Company will be able to benefit from the deferred tax asset which consists of tax loss carryforwards available as of December 31, 2002. Therefore, a valuation allowance has been established at the full amount of the deferred tax asset.

                                                    2002
                                                   -----
       Deferred tax asset                      $ 1,165,384
       Less: valuation allowance                 1,165,384
                                                 -----------
                                                         0
                                                ===========

The change in the valuation allowance during 2002 was as follows:

        Balance at beginning of year            $ 1,162,328
        Increase due to increase in deferred
        tax asset                                     3,056
                                                 -----------
        Balance at end of year                  $ 1,165,384
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

     In addition to the uncertainty discussed above, the Company has sustained substantial net losses and has a deficit net worth at December 31, 2002 of $148,880. These issues raise considerable doubt as to the Company's ability to continue operations. Management is taking steps to liquidate and dissolve under Florida law by December 31, 2003. The consolidated financial statements do not include any adjustments that may result from any of the above events.

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

Name	Age	Principal Occupation And Other Directorships	Director Since
Thomas A. James Ralph W. Quartetti	61 67

Chairman of the Board and Chief Executive Officer of Raymond James Financial, Inc.; Chairman of the Board of Raymond James & Associates, Inc.
President, Chief Executive Officer and Chief Financial Officer of Sunstyle Corporation.

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

Director Compensation

     During 2002, no fees or expenses were paid to the directors because there were no Board or Committee meetings. Both of the current directors are significant owners.

Item 11. Executive Compensation

     No executive officer received cash or other compensation during 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 2002, there were outstanding 1,096,024 shares of common stock of the Company. The following table sets forth information with respect to the ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock as of that date, and all executive officers and directors as a group. The information presented below reflects information as set forth in the list of record stockholders available to the Company, or other information known to the Company.
A substantial portion of the Company's common stock is held by Depository Trust Company in "street" name, and the Company does not know whether there may be other stockholders whose beneficial interest exceeds 5%:

Name	Shares Beneficially Owned	Percent
Thomas A. James (1) Christopher W. James (1) Golda Meir Endowment Corporation Ralph W. Quartetti All Directors & Officers as a Group (2 persons)	447,703 (2) (3) 116,894 (2) 61,500 (5) 59,444 (4) 507,147	40.9% 10.6% 5.6% 5.4% 46.3%

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

(4)  On December 6, 1988, the Board of Directors of Sunstyle agreed to grant to Mr.      Quartetti options to purchase 59,444 shares of Sunstyle Common Stock pursuant to the      Sunstyle Corporation Incentive Stock Option Plan. The address of Mr. Quartetti is      3900 Creekside Drive, Clearwater, FL 33760.

(5)  On October 23, 1989, Charles I. Rutenberg filed a Schedule 13-D with the      Securities and Exchange Commission advising that he acquired 55,500 shares of      Sunstyle Corporation common stock through purchases on the open market. On      November 1, 1992, Mr. Rutenberg transferred 61,500 shares to the Golda Meir      Center Endowment Corporation, a charitable corporation. These shares are held for      investment purposes only.
Item 13. Certain Relationships and Related Transactions

     The Company owes interest to Raymond James related to outstanding debt. During 2002, the Company did not engage in any transactions with related parties.

Item 14. Control and Procedures

       Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c)under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Company required to be included in this report and the Company's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

      a)  Financial statements included with this filing.

      b)  None

      c)  None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act
of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida, on the 18th day of March, 2003.

SUNSTYLE CORPORATION

                                   By: /s/Ralph W. Quartetti
                                                                              Ralph W. Quartetti, President,
                                                                             Chief Executive Officer and
                                                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                    Date

/s/ Ralph W. Quartetti Chief Executive Officer,        March 26, 2003
Ralph W. Quartetti     Chief Financial Officer,
                       President and Director

/s/Thomas A. James     Director                        March 26, 2003
Thomas A. James

CERTIFICATIONS*

I, Ralph W. Quartetti, certify that:

1. I have reviewed this annual report on Form 10-K of Sunstyle, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information include in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003          By: /s/ Ralph W. Quartetti
                                  Ralph W. Quartetti,
                                  Chief Executive Officer,
                                  Chief Financial Officer,
                                  President and Director